Form 10QSB
period 2003-03-31
LINK2 TECHNOLOGIES INC
filed 2003-05-14
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  -  333-100046

                            LINK2 TECHNOLOGIES, INC.
                            ------------------------
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                        52-2360156
------                                                        ----------
(State  or other jurisdiction of                              (IRS Employer
incorporation)                                             Identification  No.)

          3235 WEST 4TH AVENUE, SUITE 101, VANCOUVER, BC CANADA V6K 1R8
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  604-736-4989
                                  ------------
                           (Issuer's telephone number)

     -------------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,077,500 SHARES OF COMMON STOCK AS AT MAY 8, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ended March 31, 2003 include:

(a)  Balance  Sheet  as  of  March  31,  2003  and  December  31,  2002;
(b) Statement of Operations -Three months ended March 31, 2003 and December 31, 2002;
(c)  Statement  of  Changes  in Shareholders' Deficit for the period from August
     16, 1996 (inception) to December 31, 2002 (audited) and the three months ended March 31, 2003 (unaudited)
(d) Statement of Cash flows -Three months ended March 31, 2003 and December 31, 2002
(e)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

Link2  Technologies,  Inc.
(A  Development  Stage  Company)



INDEX

PART  I  -  Financial  Information

Item  1.     Financial  Statements                                         Page
                                                                           ----

               Financial  Information                                       F-1

               Balance  Sheets                                              F-2

               Statements  of  Operations                                   F-3

               Statements  of  Changes  in  Shareholders' Deficit           F-4

               Statements  of  Cash  Flows                                  F-5

               Notes  to  the  Financial  Statements                        F-6



Item  2.     Management's  Discussion  and Analysis or Plan of Operation     10

Item  3.     Controls  and  Procedures                                       12

PART  II  -  Other  Information                                              13

SIGNATURES

                                       F1

                             FINANCIAL INFORMATION





To  the  Shareholders
Link2  Technologies,  Inc.
(Development  Stage  Company)

The accompanying balances sheets of Link2 Technologies, Inc. (development stage company) at March 31, 2003 and December 31, 2002, and the statements of operations for the three ended March 31, 2003 and the period August 16, 1996 (date of inception) to March 31, 2003, and the statements of cash flows for the three months ended March 31, 2003, and the period from August 16, 1996 to March 31, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                       F2

LINK2  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)




                                                    March 31,     December 31,
                                                       2003           2002
                                                        $              $
                                                   (unaudited)     (audited)


          ASSETS                                             -              -
                                                   ============  ==============

          LIABILITIES

Current

    Accounts payable and accrued expenses . . . .        5,477           6,079
    Due to shareholder [Note 3] . . . . . . . . .       36,494          24,365
                                                   ------------  --------------

    Total current liabilities. .  . . . . . . . .       41,971          30,444

Promissory notes [Note 4] . . . . . . . . . . . .       15,000          15,000
                                                   ------------  --------------

    Total liabilities. . .  . . . . . . . . . . .       56,971          45,444


          STOCKHOLDERS' DEFICIENCY


Common capital stock; with a par value of $0.001.       10,539          10,539
   Authorized:  50,000,000 shares; issued and
   outstanding:  21,077,500 (2001: 21,077,500)

Discount on common stock. . . . . . . . . . . . .       (5,900)         (5,900)
Additional paid-in capital. . . . . . . . . . . .       72,061          72,061
Accumulated deficit during the development stage.     (133,671)       (122,124)
                                                   ------------  --------------

Total stockholders' deficiency. . . . . . . . . .      (56,971)        (45,444)

                                                             -               -
                                                   ============  ==============


                                       F3

LINK2  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  U.S.  DOLLARS)

                                                                             August 16, 1996
                                                                                 (date of
                                                        Three Months Ended        inception)
                                                       March 31      March 31     to March
                                                         2003          2002       31, 2003
                                                          $             $            $
                                                     ------------  ------------  ----------
          REVENUE
Production fees . . . . . . . . . . . . . . . . . .        1,000             -       7,200

          EXPENSES

   Consulting . . . . . . . . . . . . . . . . . . .        5,050         3,000      68,497
   Accounting and legal . . . . . . . . . . . . . .        5,048             -      39,112
   Office and general . . . . . . . . . . . . . . .           10           489      14,919
   Telephone. . . . . . . . . . . . . . . . . . . .          190           308       6,396
   Advertising. . . . . . . . . . . . . . . . . . .            -             -       3,202
   Rent . . . . . . . . . . . . . . . . . . . . . .            -             -       2,974
   Filing fees. . . . . . . . . . . . . . . . . . .        2,229             -       2,718
   Management fees. . . . . . . . . . . . . . . . .            -             -       1,600
   Travel . . . . . . . . . . . . . . . . . . . . .            -             -       1,453
                                                     ------------  ------------  ----------


                                                          12,527         3,797     140,871
                                                     ------------  ------------  ----------


          NET LOSS. . . . . . . . . . . . . . . . .      (11,527)       (3,797)   (133,671)
                                                     ============  ============  ==========


BASIC AND DILUTED LOSS PER COMMON SHARE . . . . . .       (0.000)       (0.000)
                                                     ============  ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING   21,077,500    21,077,500
                                                     ============  ============





                                       F4

Link2  Technologies,  Inc.
(A  Development  Stage  Company)

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
(EXPRESSED  IN  U.S.  DOLLARS)

Period from inception (August 16, 1996) to December 31, 2002 (audited) and the three months ended March 31, 2003 (Unaudited)


                                                Common    Common   Discount on   Additional      Deficit
                                                Stock      Stock      Common       Paid-in     Accumulated
                                                Shares    Amount      Stock        Capital     During the
                                                                                               Development
                                                                                                  Stage
                                                  #          $          #             $             $
Inception, August 16, 1996 . . . . . . . . .           -        -            -             -             -

Common stock issued for:
    Cash, February 1997, $.000008. . . . . .  12,000,000   12,000      (11,900)            -             -
    Cash, April 1997, $0.005 per share . . .   4,000,000    4,000            -        16,000             -
    Cash, May and June 1997, $0.01 per share   3,300,000    3,300            -        29,700             -
    Services, March 1997, $0.005 per share .   1,020,000    1,020            -         4,080             -

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -       (45,313)
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 1997. . . . . . . . .  20,320,000   20,320      (11,900)       49,780       (45,313)

Common stock issued for:
    Cash, February 1998, $0.01 per share . .     700,000      700            -         6,300             -
    Cash, May and June 1998, $.20 per share.      57,500       57            -        11,443             -

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -       (33,787)
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 1998. . . . . . . . .  21,077,500   21,077      (11,900)       67,523       (79,100)

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -             -
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 1999. . . . . . . . .  21,077,500   21,077      (11,900)       67,523       (79,100)

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -        (2,814)
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 2000. . . . . . . . .  21,077,500   21,077      (11,900)       67,523       (81,914)

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -        (6,164)
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 2001. . . . . . . . .  21,077,500   21,077      (11,900)       67,523       (88,078)

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -       (34,066)
                                              ----------  -------  ------------  -----------  -------------

Balance - December 31, 2002. . . . . . . . .  21,077,500   21,077      (11,900)       67,523      (122,144)

Net loss . . . . . . . . . . . . . . . . . .           -        -            -             -       (11,527)
                                              ----------  -------  ------------  -----------  -------------

Balance - March 31, 2002 . . . . . . . . . .  21,077,500   21,077      (11,900)       67,523      (133,671)
                                              ==========  =======  ============  ===========  =============




                                       F5

Link2  Technologies,  Inc.
(A  Development  Stage  Company)

STATEMENTS  OF  CASH  FLOWS
(EXPRESSED  IN  U.S.  DOLLARS)


                                                                 August 16, 1996
                                                                      (date of
                                                Three Months Ended    inception)
                                            March 31      March 31     to March
                                              2003          2002       31, 2003
                                               $             $            $
                                          ------------  ------------  ----------
OPERATIONS

Net loss . . . . . . . . . . . . . . . .    (11,527)     (3,797)       (133,671)

Shares issued for services . . . . . . .          -           -           5,100
Increase in accounts payable and accrued       (602)      3,797           5,477
expenses                                  ----------  ----------  --------------

Net cash used in operating activities. .    (12,129)          -        (123,094)

FINANCING

Promissory notes issued for cash . . . .          -           -          15,000
Increase in amount due to shareholder. .     12,129           -          36,494
Shares issued for cash . . . . . . . . .          -           -          71,600
                                          ----------  ----------  --------------

Net cash provided by financing . . . . .     12,129           -         123,094
                                          ----------  ----------  --------------

Increase in cash . . . . . . . . . . . .          -           -               -

Cash, beginning of period. . . . . . . .          -           -               -
                                          ----------  ----------  --------------

Cash  - end of period. . . . . . . . . .          -           -               -
                                          ==========  ==========  ==============









                                       F6

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)


1.  NATURE  OF  OPERATIONS  AND  GOING  CONCERN

The Company was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc.

The Company is currently in the development stage and has been in the process of investigating and evaluating new business opportunities. The Company is currently in the process of developing a three-dimensional ("3D") animation and digital effects studio that provides 3D animation and digital effects to the music video industry.

The Company has suffered recurring losses from operations and has a working capital deficiency of $41,971 that raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining profitable operations and raising funds. Management's plan in this regard is to raise additional funding through debt financing. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


2.  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE RECOGNITION - Revenue from sales of products and services is recognized at the time of shipment or performance of services.

FINANCIAL INSTRUMENTS - The Company's financial instruments consist of accounts payable and accrued expenses and amount due to shareholder. Amount due to shareholder is interest free. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values, unless otherwise noted.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.


3.  DUE  TO  SHAREHOLDER

Amounts due to shareholder are non-interest bearing with no specific terms of repayment.

                                       F7

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
(EXPRESSED  IN  U.S.  DOLLARS)

4.  INCOME  TAXES

At March 31, 2003 the Company had a federal net operating loss carryforward of approximately $133,000 that may be available to be applied against any future taxable income. This net operating loss carryforward may result in future income tax benefits of approximately $26,600, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2003 are as follows:

                                             2003

Deferred  tax  liabilities                 $       -

                                                2003

Deferred  tax  assets:                     $  26,600
    Net  operating  loss  carryforwards      (26,600)
                                           ----------
    Valuation  allowance                   $        -
                                           ----------

The valuation allowance for deferred tax assets was increased by $1,800 during the period ended March 31, 2003.

The Company's net operating loss carryforwards, if not used, will expire as follows:

                              2012     $     45,300
                              2018           33,800
                              2020            2,800
                              2021            6,100
                              2022           34,000
                              2023           11,000
                                       ------------
                                       $    133,000
                                       ------------

5.  RELATED  PARTY  TRANSACTION

The  Company  is  indebted  to  a  shareholder  as  described  in  Note  3.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements
----------------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

Our business plan is to provide 3D animation and digital effects to the music video industry. We entered into our first engagement on August 21, 2002. Pursuant to that engagement we are currently producing a music video based on performances of the rock group Search for Utopia. Production of the video includes modeling, animation and visual effects as well as some live action footage. When the production is complete and ready for broadcast we hope to utilize airplay of the video as well as distribution of the video to various prospective clients and artists as a marketing tool. This project is expected to take six to nine months to complete. Payment for this contract has been partially received. We have no other income producing agreements at this time.

PLAN  OF  OPERATION

Link2 is presently producing its first music video. Our employee Carl Whiteside is working almost full time on this project. The company has shot footage of the band for live parts of the video and has completed a significant amount of animation. Mr. Whiteside has found working largely alone a challenge as he has previously had the support of a large to teem to complete these tasks. Thus the project has taken a lot longer to complete than expected. We expect this project to be completed by July of this 2003. Over the next 12 months we hope to obtain engagements to produce other music videos. We hope the results of our first video will establish our credibility within the industry. There is no guarantee that this will occur however. The company has attempted to procure new contracts but has been unsuccessful to this point

At the present time we have no cash resources. We are using computer equipment to do our animation work that is on loan to Link2. We hope to purchase more computer equipment software soon. Our cash needs are being met by borrowings from our president, Robert Sawatsky. We have also recently made a series of loans from non-affiliate people.

It is our goal to raise $700,000 over the next 12 months. This money would be used primarily to purchase equipment, pay salaries for new members of the company as well as existing ones and to do marketing. We plan to raise this money through private placements of equity capital and/or debt financing.

RESULTS  OF  OPERATIONS

We accumulated $1000 of revenue in the first quarter which related to funds coming form our client and current project. This was a sharp decline from the previous 2 quarters where we earned $6200 in total. We incurred a loss of $11,527 for the three months ended March 31, 2003, compared to a loss of $3297 for the three months ended March 31, 2002. Operating expenses during the nine months included professional (legal and accounting) fees incurred as a result of filing our Form SB-2 statement with the Securities and Exchange Commission.

We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company. Professional fees increased from $ 0 for the first three months of 2002 to $5048 for the first three months of 2003. Consulting expenses increased from $3000 during the first three months of 2002 to $5050 for the same period in 2003. The increase in operating expenses incurred during the first three months of 2003 compared with the operating expenses incurred during the first three months of 2002 is due to the increased focus on becoming a public company.

We are engaged in business for profit, but cannot predict future profitability. We currently have two full-time employees.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $0 as of March 31, 2002, similar to $0 at March 31, 2003. We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable. Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

ITEM  3.    CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.    Legal  Proceedings

     NONE

Item  2.    Changes  in  Securities  and  Use  of  Proceeds

     NONE

Item  3.    Defaults  Upon  Senior  Securities:

     NONE

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders:

     NONE

Item  5.    Other  Information:

     NONE

Item  6.    Exhibits  and  Reports  on  Form  8K

          (a)  Exhibits

               99.1 Certification  of  Robert  Sawatsky,  President  (Principal
                    Executive Officer and Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K

               There  were  no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  12,  2003

                                            Link2  Technologies,  Inc.


                                            By:     /s/  Robert  Sawatsky
                                            -----------------------------
                                            Robert  Sawatsky,  President
                                            (Principal  Executive  Officer,
                                            Principal  Financial  Officer,  and
                                            Principal  Accounting  Officer)

CERTIFICATION  BY  PRINCIPAL  EXECUTIVE  OFFICER

I,  Robert  Sawatsky,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Link2 Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  12,  2003

/s/  Robert  Sawatsky
---------------------
Robert  Sawatsky
President
(Principal  Executive  Officer)
(Principal  Financial  Officer)

                                                                    EXHIBIT 99.1

                                  CERTIFICATION

I, Robert Sawatsky, President and Principal Executive Officer and Principal Financial Officer of Link2 Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Link2 Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                        LINK2  TECHNOLOGIES,  INC.

                                        By:     /s/  ROBERT  SAWATSKY
                                                ---------------------
                                                Robert  Sawatsky
                                                President  and  Principal
                                                Executive  Officer  and
                                                Principal  Financial  Officer

Date:  May  12,  2003