Form 10QSB
period 2003-06-30
LINK2 TECHNOLOGIES INC
filed 2003-07-30
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  JUNE  30,  2003

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

          3235 WEST 4TH AVENUE, SUITE 101, VANCOUVER, BC CANADA V6K 1R8
          -------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  604-736-4989
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

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

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2003 are included with this Form 10-QSB. The unaudited financial statements for the six months ended June 30, 2003 include:

(a)  Balance  Sheet  as  of  June  30,  2003  and  December  31,  2002;
(b)  Statement  of  Operations  -Six months ended June 30, 2003 and December 31,
     2002;
(c)  Statement  of  Cash  flows -Six months ended June 30, 2003 and December 31,
     2002
(d)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                              FINANCIAL STATEMENTS

                            LINK2 TECHNOLOGIES, INC.

                          (DEVELOPMENT STAGE COMPANY)

                      VANCOUVER, BRITISH COLUMBIA, CANADA

                         SIX MONTHS ENDED JUNE 30, 2003






                                      Index

Financial  Information                                             3

Balance  Sheet                                                     4

Statement  of  Operations                                          5

Statement  of  Changes  in  Shareholders'  Deficit                 6

Statement  of  Cash  Flows                                         7

Notes  to  the  Financial  Statements                            8-9

                             FINANCIAL INFORMATION





To  the  Shareholders
Link2  Technologies,  Inc.
(Development  Stage  Company)

The accompanying balance sheets of Link2 Technologies, Inc. (development stage company) at June 30, 2003 and December 31, 2002, and the statements of operations for the six months ended June 30, 2003 and the period August 16, 1996 (date of inception) to June 30, 2003, and the statements of cash flows for the six months ended June 30, 2003, and the period from August 16, 1996 to June 30, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)




                                                     June 30,     December 31,
                                                       2003           2002
                                                        $              $
                                                   (unaudited)     (audited)
ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         -   $           -
-------------------------------------------------  ============  ==============

LIABILITIES
-------------------------------------------------

Current

    Accounts payable and accrued expenses . . . .  $     2,000   $       6,079
    Due to shareholder [Note 3] . . . . . . . . .       23,200          24,365
                                                   ------------  --------------

    Total current liabilities . . . . . . . . . .       25,200          30,444

Promissory notes. . . . . . . . . . . . . . . . .       39,000          15,000
                                                   ------------  --------------
     Total liabilities. . . . . . . . . . . . . .       64,200          45,444
                                                   ------------  --------------

STOCKHOLDERS' DEFICIENCY

Common capital stock; with a par value of $0.001
     Authorized:  50,000,000 shares; issued and .       10,539          10,539
     outstanding:  21,077,500 (2001: 21,077,500)

Discount on common stock. . . . . . . . . . . . .       (5,900)         (5,900)

Additional paid-in capital. . . . . . . . . . . .       72,061          72,061

Accumulated deficit during the development stage.     (140,900)       (122,124)
                                                   ------------  --------------

     Total Stockholders' Deficit. . . . . . . . .      (64,200)        (45,444)
                                                   ------------  --------------

.. . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $           -
                                                   ============  ==============






APPROVED  ON  BEHALF  OF  THE  BOARD:


/s/    Robert  Sawatsky
-----------------------
President  and  Director

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  U.S.  DOLLARS)




                                                                                                        August
                                                                                                      16, 1996
                                                                                                      (Date of
                                          Three Months Ended                  Six Months Ended       (inception)
                                     June 30,             June 30,                June 30              to June
                                       2003                 2002             2003          2002       30, 2003
                                        $                    $                              $             $
                                       (unaudited)       (unaudited)       (unaudited)   (unaudited)   (unaudited)

REVENUE . . . . . . . . . . . .  $                 -   $               -   $     1,000   $         -   $     7,200
                                 ====================  ==================  ============  ============  ============

EXPENSES:
    Professional fees . . . . .  $             1,948   $               -   $     6,996   $     4,455   $    41,060
    Office and general. . . . .                  482                 823           492           596        15,401
    Telephone . . . . . . . . .                    1                   -           191           308         6,397
    Filing Fees . . . . . . . .                    -                   -         2,229             -         2,718
    Travel. . . . . . . . . . .                    -                   -             -           716         1,453
    Consulting [Note 5] . . . .                4,798               1,455         9,848             -        73,295
    Advertising . . . . . . . .                    -                   -             -             -         3,202
    Rent. . . . . . . . . . . .                    -                   -             -             -         2,974
    Management fees . . . . . .                    -                   -             -             -         1,600
                                               7,229               2,278        19,756         6,075       148,100
                                 --------------------  ------------------  ------------  ------------  ------------

NET EARNINGS (LOSS) . . . . . .  $            (7,229)  $          (2,278)  $   (18,751)  $    (6,075)  $  (140,900)

BASIC AND DILUTED NET LOSS PER.  $            (0.000)  $          (0.000)  $    (0.000)  $    (0.000)
 COMMON SHARE

WEIGHTED AVERAGE SHARES OF. . .           21,077,500          21,077,500    21,077,500    21,077,500
                                 ====================  ==================  ============  ============
COMMON STOCK OUTSTANDING

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  DEFICIT
(EXPRESSED  IN  U.S.  DOLLARS)


Period from inception (August 16, 1996) to December 31, 2003 (audited) and the six months ended June 30, 2003 (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                        Additional    During the
                                           Common Stock  Common Stock    Discount on      Paid-In     Development
                                              Shares        Amount       Common Stock     Capital        Stage

Inception, August 16, 1996. . . . . . . .             -  $           -  $           -   $         -  $          -

Common stock issued for:
  Cash, February 1997, $.000008 per share    12,000,000         12,000        (11,900)            -             -
  Cash, April 1997, $.005 per share . . .     4,000,000          4,000              -        16,000             -
  Cash, May and June 1997, $.01 per share     3,300,000          3,300              -        29,700             -
  Services, March 1997, $.005 per share .     1,020,000          1,020              -         4,080             -

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -       (45,313)
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 1997. . . . . . . .    20,320,000         20,320        (11,900)       49,780       (45,313)

Common stock issued for:
  Cash, February 1998, $.01 per share . .       700,000            700              -         6,300             -
  Cash, May and June 1998, $.20 per share        57,500             57              -        11,443             -

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -       (33,787)
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 1998. . . . . . . .    21,077,500         21,077        (11,900)       67,523       (79,100)

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -             -
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 1999. . . . . . . .    21,077,500         21,077        (11,900)       67,523       (79,100)

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -        (2,814)
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 2000. . . . . . . .    21,077,500         21,077        (11,900)       67,523       (81,914)

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -        (6,164)
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 2001. . . . . . . .    21,077,500         21,077        (11,900)       67,523       (88,078)

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -       (34,066)
                                           ------------  -------------  --------------  -----------  -------------

Balance, December 31, 2002. . . . . . . .    21,077,500         21,077        (11,900)       67,523      (122,144)

Net loss. . . . . . . . . . . . . . . . .             -              -              -             -       (18,756)
                                           ------------  -------------  --------------  -----------  -------------

Balance,  June 30, 2003 . . . . . . . . .    21,077,500  $      21,077  $     (11,900)  $    67,523  $   (140,900)
                                           ============  =============  ==============  ===========  =============

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

STATEMENTS  OF  CASH  FLOWS
(EXPRESSED  IN  U.S.  DOLLARS)





                                                                                                                       August
                                                                                                                     16, 1996
                                                                                                                     (Date of
                                                          Three Months Ended                   Six Months Ended     inception)
                                                                June 30,                         June 30,             to June
                                                      2003                 2002             2003          2002       30, 2003
                                                       $                    $                              $             $
                                                  (unaudited)          (unaudited)      (unaudited)   (unaudited)   (unaudited)
OPERATIONS

    Net loss . . . . . . . . . . . . . . . .  $            (7,229)  $          (2,278)  $   (18,756)  $    (6,075)  $  (140,900)

    Shares issued for services . . . . . . .                    -                   -             -             -         5,100
    Increase in accounts payable and accrued               (3,477)                  -        (4,079)            -         2,000
     expenses                                 --------------------  ------------------  ------------  ------------  ------------
     expenses

Net cash used in operating activities. . . .              (10,706)             (2,278)      (22,835)       (6,075)     (133,800)
                                              --------------------  ------------------  ------------  ------------  ------------

FINANCING

Promissory notes issued for cash . . . . . .               24,000                   -        24,000             -        39,000
Increase in amount due to shareholder. . . .              (13,294)              2,278        (1,165)        6,075        23,200
Shares issued for cash . . . . . . . . . . .                    -                   -             -             -        71,600
Net cash provided by financing . . . . . . .              (10,706)              2,278        22,835         6,075       133,800
                                              --------------------  ------------------  ------------  ------------  ------------

Increase in cash . . . . . . . . . . . . . .                    -                   -             -             -             -

Cash, beginning of period. . . . . . . . . .                    -                   -             -             -             -

CASH, END OF PERIOD. . . . . . . . . . . . .  $                 -   $               -   $         -   $         -   $         -
                                              ====================  ==================  ============  ============  ============

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)


1.  NATURE  OF  OPERATIONS  AND  GOING  CONCERN

The Company was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc.

The Company is currently in the development stage and has been in the process of investigating and evaluating new business opportunities. The Company is currently in the process of developing a six-dimensional ("3D") animation and digital effects studio that provides 3D animation and digital effects to the music video industry.

The Company has suffered recurring losses from operations and has a working capital deficiency of $25,200 that raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining profitable operations and raising funds. Management's plan in this regard is to raise additional funding through debt financing. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


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

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
(EXPRESSED  IN  U.S.  DOLLARS)


4.  INCOME  TAXES

At June 30, 2003 the Company had a federal net operating loss carryforward of approximately $141,000 that may be available to be applied against any future taxable income. This net operating loss carryforward may result in future income tax benefits of approximately $28,100, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.

Significant components of the Company's deferred tax liabilities and assets as of June 30, 2003 are as follows:

     2003

Deferred  tax  liabilities     $     -
                               =======


Deferred  tax  assets:
----------------------
 Net  operating  loss  carryforwards     $  28,100
------------------------------------     ---------
 Valuation  allowance      (28,100)
---------------------     ---------
                          $       -
                          ---------

The valuation allowance for deferred tax assets was increased by $3,300 during the period ended June 30, 2003.

The Company's net operating loss carryforwards, if not used, will expire as follows:

2012     $  45,300
----     ---------
2018        33,800
----     ---------
2020         2,800
----     ---------
2021         6,100
----     ---------
2022        34,000
----     ---------
2023        19,000
----     ---------
        $  141,000
        ==========

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

OVERVIEW

Our business plan is to provide 3D animation and digital effects to the music video industry. We entered into our first engagement on August 21, 2002. Pursuant to that engagement we are currently producing a music video based on performances of the rock group Search for Utopia. Production of the video includes modeling, animation and visual effects as well as some live action footage. When the production is complete and ready for broadcast we hope to utilize airplay of the video as well as distribution of the video to various prospective clients and artists as a marketing tool. This project is expected to take six to nine months to complete. Payment for this contract has been partially received. We have no other income producing agreements at this time. We have recently, in the month of June 2003, shot footage for a band called "the NU" from North Vancouver BC. We are hoping to begin production on a video for that band in the very near future but there is absolutely no guarantee that this contract will come to fruition.

PLAN  OF  OPERATION

Link2 is presently completing its first music video. The company has shot footage of the band for live parts of the video and has completed a significant amount of animation. Mr. Whiteside, our only technical person, has found working alone a challenge as he has previously had the support of a large to team to complete these tasks. Thus the project has taken longer to complete than expected. We expect this project to be completed by August of 2003. Over the next 12 months we hope to obtain engagements to produce other music videos. We hope the results of our first video will establish our credibility within the
industry.   There  is  no  guarantee  that  this  will  occur.

At the present time we have no cash resources. We are using computer equipment on loan to the Company to complete our animation work. We are desirous of purchasing additional computer equipment software in the near future. Our cash needs are being met by borrowings from our president, Robert Sawatsky. We have also recently made a series of loans from non-affiliated people.

It is our goal to raise $550,000 over the next 12 months. This money would be used primarily to purchase equipment, pay salaries for new and existing employees of the company and to commence marketing. We plan to raise this money through private placements of equity capital and/or debt financing. As mentioned above, we have been somewhat successful in raising debt financing recently.

RESULTS  OF  OPERATIONS

We accumulated $1000 of revenue in the six months ended June 30, 2003 which related to funds received from our client and current project. This was a decline from the previous 2 quarters during which we earned $6200 in total. We incurred a loss of $18,756 for the six months ended June 30, 2003, compared to a loss of $6,075 for the six months ended June 30, 2002. A majority of the disbursements were to Carl Whiteside for salary.

We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company. Professional fees increased from $4,455 for the first six months of 2002 to $6,996 for the first six months of 2003. Consulting expenses increased from $0 during the first six months of 2002 to $9,848 for the same period in 2003. The increase in consulting expenses incurred during the first six months of 2003 compared with the consulting expenses incurred during the first six months of 2002 is largely due to the increased focus on becoming a public company.

We are engaged in business for profit, but cannot predict future profitability. We currently have one full-time employee and one part time consultant.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $0 as of June 30, 2002, as well as cash of $0 at June 30, 2003. We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable. Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations. We took in $24,000 in debt financing in the six months ended June 30, 2003. These loans have no specific repayment terms.

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

ITEM  3.    CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

             NONE

Item  3.     Defaults  Upon  Senior  Securities:

             NONE

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

             NONE

Item  5.     Other  Information:

             NONE

Item  6.     Exhibits  and  Reports  on  Form  8-K.

               (a)  Exhibits

                    99.1 Certification of Robert Sawatsky (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports  on  Form  8-K:  NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July  28,  2003


                                             Link2  Technologies,  Inc.



                                             By:  /s/  Robert  Sawatsky

                                             Robert  Sawatsky,  President
                                             (Principal  Executive  Officer,
                                             Principal  Financial  Officer,  and
                                             Principal  Accounting  Officer)



                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER,
                        PRINCIPAL ACCOUNTING OFFICER AND
                          PRINCIPAL FINANCIAL OFFICER

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

Date:  July  28,  2003

/s/  Robert  Sawatsky
---------------------
Robert  Sawatsky
President
(Principal  Executive  Officer,
 Principal  Financial  Officer,  and
 Principal  Accounting  Officer)

                                                                    EXHIBIT 99.1



                             CERTICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Link2 Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Sawatsky, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.   I  have  reviewed  the  Report;

2. based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3. based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

/s/  Robert  Sawatsky
---------------------
Robert  Sawatsky,  President
(Principal  Executive  Officer,
Principal  Accounting  Officer,  and
Principal  Financial  Officer)