Form 10QSB
period 2003-09-30
LINK2 TECHNOLOGIES INC
filed 2003-11-17
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           (Mark  One)

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

           [ ]     TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 333-100046

                                  CINTEL CORP.
             (Exact name of registrant as specified in its charter)



          NEVADA                                         52-2360156
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification Number)


7F, MSA B/D, 891-43, Daechi-dong, Kangnam-gu,  Seoul, KOREA  (Zip : 135-280)
-----------------------------------------------------------------------------
       (Address, including zip code, of principal executive offices)

                              011-822-508-2033
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                            LINK2 TECHNOLOGIES, INC.
         3235 WEST 4TH AVENUE, SUITE 101, VANCOUVER, BC CANADA  V6K  1R8
         ---------------------------------------------------------------
          (Former name and former address if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 12, 2003 is 20,383,300.

                                  CINTEL CORP.

                                   FORM 10-QSB

TABLE  OF  CONTENTS


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                                                            Page
                                                            ----
Item  1.     Financial  Statements  (unaudited):

Financial Information                                        4


Balance  Sheets                                              5

Statements  of  Operations                                   6

Statements  of  Cash  Flows                                  7

Notes  to  Financial  Statements                             8

Item  2.     Management's  Discussion  and
             Analysis  of Financial Condition and
             Results  of  Operations                        11

Item  3.     Controls  and  Procedures                      12


                           PART II - OTHER INFORMATION
                           ---------------------------


Item  1:     Legal  Proceedings                             12

Item  2:     Changes  in  Securities  and
             Use  of  Proceeds                              12

Item  3:     Defaults  upon  Senior  Securities             12

Item  4:     Submission  of  Matters  to  Vote
             of  Security  Holders                          12

Item  5:     Other  Information                             12

Item  6.     Exhibits  and  Report  on  Form  8-K           12

Signatures                                                  13

     FINANCIAL  STATEMENTS


     LINK2  TECHNOLOGIES,  INC.

     (DEVELOPMENT  STAGE  COMPANY)

     VANCOUVER,  BRITISH  COLUMBIA,  CANADA

     NINE  MONTHS  ENDED  SEPTEMBER  30,  2003


     1.  FINANCIAL  INFORMATION

     2.  BALANCE  SHEETS

     3.  STATEMENTS  OF  OPERATIONS

     4.  STATEMENTS  OF  CASH  FLOWS

     5.  NOTES  TO  FINANCIAL  STATEMENTS

                              FINANCIAL INFORMATION


To  the  Shareholders
Link2  Technologies,  Inc.
(Development  Stage  Company)



The accompanying balance sheets of Link2 Technologies, Inc. (development stage company) at September 30, 2003 and December 31, 2002, and the statements of operations for the nine months ended September 30, 2003 and the period August 16, 1996 (date of inception) to September 30, 2003, and the statements of cash flows for the nine months ended September 30, 2003, and the period from August 16, 1996 to September 30, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)



                                                    SEPTEMBER 30,   December 31,
                                                        2003            2002
                                                     (unaudited)     (audited)
-------------------------------------------------------------------------------

ASSETS. . . . . . . . . . . . . . . . . . . . . .  $            -              -
================================================================================

LIABILITIES

Current
  Accounts payable and accrued expenses . . . . .  $        2,000          6,079
  Due to shareholder [Note 3] . . . . . . . . . .          30,903         24,365
--------------------------------------------------------------------------------
  Total current liabilities . . . . . . . . . . .          32,903         30,444

Promissory notes. . . . . . . . . . . . . . . . .          39,000         15,000
--------------------------------------------------------------------------------
  Total liabilities . . . . . . . . . . . . . . .          71,903         45,444

STOCKHOLDERS' DEFICIENCY

Common capital stock; with a par value of $0.001
  Authorized:  50,000,000 shares; issued and
  outstanding:  21,077,500 (2001: 21,077,500) . .          21,077         21,077
Discount on common stock. . . . . . . . . . . . .         (11,900)      (11,900)
Additional paid-in capital. . . . . . . . . . . .          67,523         67,523
Accumulated deficit during the development stage.        (148,603)     (122,144)
--------------------------------------------------------------------------------

  Total stockholder deficiency. . . . . . . . . .         (71,903)      (45,444)
--------------------------------------------------------------------------------
                                                   $            -              -
================================================================================


APPROVED  ON  BEHALF  OF  THE  BOARD:

/s/ Sang Don Kim
------------------------------------
Director    Sang Don Kim

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  U.S.  DOLLARS)





                                                                               August 16, 1996
                       Three months  Three months   Nine months  Nine months       (Date of
                          Sep 30         Sep 30        Sep 30       Sep 30         inception)
                           2003           2002          2003          2002       to Sep 30, 2003
                       ------------  ------------  ------------  ------------  -----------------

REVENUE . . . . . . .  $         -   $     5,000   $     1,000   $      5,000   $       7,200
                       ============  ============  ============  ============   =============
EXPENSES:

Professional fees . .  $     2,283   $     3,896   $     9,279   $      8,351   $      43,343
Office and general. .        1,003           470         1,495          1,066          16,404
Telephone . . . . . .          367           435           558            743           6,764
Filing fees . . . . .          490            75         2,719             75           3,208
Travel. . . . . . . .            -             -             -            716           1,453
Consulting. . . . . .        3,560             -        13,408              -          76,855
Advertising . . . . .            -             -             -              -           3,202
Rent. . . . . . . . .            -             -             -              -           2,974
Management fees . . .            -             -             -              -           1,600
                       ------------  ------------  ------------   -----------   -------------

      Total expenses.        7,703         4,876        27,459         10,951         155,803
                       ------------  ------------  ------------  ------------   -------------

NET LOSS               $    (7,703)  $      (124)  $   (26,459)  $     (5,951)  $    (148,603)
                       ============  ============  ============  =============  =============
BASIC AND DILUTED NET
LOSS PER COMMON
SHARE                  $    (0.000)  $    (0.000)  $    (0.000)  $     (0.000)
                       ============  ============  ============  =============
WEIGHTED AVERAGE
SHARES OF COMMON
STOCK OUTSTANDING        21,077,500    21,077,500    21,077,500     21,077,500
                       ============  ============  ============  =============


LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

STATEMENTS  OF  CASH  FLOWS
(EXPRESSED  IN  U.S.  DOLLARS)





                                                                                          August 16, 1996
                                      Three months ended          Nine months ended           (Date of
                                    Sep 30         SEP 30        Sep 30        Sep 30         inception)
                                     2003           2002          2003          2002       to Sep 30, 2003
-----------------------------------------------------------------------------------------------------------

OPERATIONS
Net loss. . . . . . . . . . . . . $    (7,003)  $        124  $   (26,459)  $     (5,951)  $    (147,903)
Shares issued for services. . . .           -              -            -              -           5,100

Increase in accounts payable
 and accrued expenses . . . . . .           -              -       (4,079)             -           2,000
-----------------------------------------------------------------------------------------------------------
Net cash used in operating
 Activities . . . . . . . . . . .      (7,003)           124      (30,538)        (5,951)       (140,803)

FINANCING

Promissory notes issued for cash.           -              -       24,000              -          39,000
Increase in amount due to
 shareholder                            7,003           (124)       6,538          5,951          30,203
Shares issued for cash. . . . . .           -                           -              -          71,600
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing. .       7,003           (124)      30,538          5,951         140,803
-----------------------------------------------------------------------------------------------------------

Increase in cash. . . . . . . . .           -              -            -              -               -

Cash, beginning of period . . . .           -              -            -              -               -
-----------------------------------------------------------------------------------------------------------
Cash, end of period . . . . . . . $         -   $          -  $         -   $          -   $           -
===========================================================================================================

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)

1.  NATURE  OF  OPERATIONS  AND  GOING  CONCERN

The Company was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc.

The Company is currently in the development stage and has been in the process of investigating and evaluating new business opportunities prior to its recent acquisition of Cintel Co. Ltd. of Korea whose financial information will be included in a consolidated financial statement pursuant to the acquisition of form 8K-A.

The Company has suffered recurring losses from operations and has a working capital deficiency of $32,903 that raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining profitable operations and raising funds. Management's plan in this regard is to raise additional funding through debt financing. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

However due to its recent acquisition of Cintel Co. Ltd. the financial condition of the newly acquired company as the "accounting acquirer" may significantly differ which will be discussed in financial information included in a consolidated financial proforma statement pursuant to the acquisition of form 8K-A


2.  SIGNIFICANT  ACCOUNTING  POLICIES

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

Promissory notes to members of the board of directors bear interest at 10%, are unsecured and have no specific terms of repayment.

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
(EXPRESSED  IN  U.S.  DOLLARS)

4.  INCOME  TAXES

At September 30, 2003 the Company had a federal net operating loss carryforward of approximately $148,000 that may be available to be applied against any future taxable income. This net operating loss carryforward may result in future income tax benefits of approximately $28,120, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.

Significant components of the Company's deferred tax liabilities and assets as of September 30, 2003 are as follows:

                                                                2003
------------------------------------------------------------------------------
Deferred  tax  liabilities                                  $     -
==============================================================================
------------------------------------------------------------------------------

Deferred  tax  assets:
  Net  operating  loss  carryforwards                       $      40,970
  Valuation  allowance                                          (  40,970)
                                                           --------------
                                                            $         -
==============================================================================
The valuation allowance for deferred tax assets was increased by $3,320 during the period ended September 30, 2003.

The Company's net operating loss carryforwards, if not used, will expire as follows:

                            2012                         $    45,300
                            2018                              33,800
                            2020                               2,800
                            2021                               6,100
                            2022                              34,000
                            2023                              26,000
------------------------------------------------------------------------------
                                                         $   148,000
==============================================================================


5.  RELATED  PARTY  TRANSACTION

The  Company  is  indebted  to  a  shareholder  as  described  in  Note  3.

LINK2  TECHNOLOGIES,  INC.
(DEVELOPMENT  STAGE  COMPANY)

NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)
(EXPRESSED  IN  U.S.  DOLLARS)

6.  SUBSEQUENT  EVENT

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with CINTEL CO., LTD., a Korean corporation ("CINTEL") and the shareholders of CINTEL (the "Shareholders"). The Agreement provides for the acquisition by the Company from the Shareholders of 100% of the issued and outstanding capital stock of CINTEL. In exchange, the Shareholders shall receive 16,683,300 post-split shares of the Company.

As of September 30, 2003, the Company has 21,077,500 shares issued and outstanding. As a condition to closing, the Company will cancel 11,827,500 of its issued shares and reverse split the remaining 9,250,000 shares on a 2 for 5 basis, leaving 3,700,000 shares of the Company issued and outstanding. Following the issuance of 16,683,300 post-split shares of the Company in the share exchange, there will be a total of 20,383,300 shares issued and outstanding with 82% of that amount held by the current shareholders of CINTEL.

The closing of the share exchange is set for the first business day following the completion of the contingencies to the exchange as set forth in the
Agreement. If the contingencies are not performed on or before October 30, 2003, either the Company or CINTEL may unilaterally cancel the Agreement and all transactions contemplated thereby. Upon closing, the officers and directors of the Company will resign and will cause the nominees of CINTEL to fill applicable vacancies.

Upon completion of the share exchange, the business operations of CINTEL will constitute virtually all of the business operations of the Company. CINTEL develops network solutions to address technical limitations to the Internet.
CINTEL has developed what it believes is the first Korean server load balancing technology. CINTEL is now focused on the development of advanced solutions for Internet traffic management, and on developing quality of service solutions. The business operations of CINTEL are located in Seoul Korea.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations

The Company has been in the business of providing three dimensional animation and digital effects to the music video industry. The Company entered into its initial engagement on August 21, 2002. Pursuant to that engagement, the Company worked at producing a music video based on performances of the rock group Search for Utopia. The Company realized a total of $7,200.00 in revenue from its work on the video which represents all of the revenues of the Company since its inception on August 16, 1996. None of that revenue was realized during the fiscal quarter ended September 30, 2003.

Since its inception, the Company has incurred expenses totalling $155,803.00 which has generated a net loss for the Company since inception of $148,603.00. Expenses for the quarter ended September 30, 2003, totalled $7,703.00 generating a net loss for the quarter of $7,703.00.

Recent  Events

On October 10, 2003, in accordance with a Share Exchange Agreement dated September 30, 2003, (the "Agreement"), the Company acquired 100% of the issued and outstanding stock of CINTEL CO., LTD., a Korean corporation ("Cintel"). The business operations of Cintel now constitute all of the business operations of the Company. The Company decided the business prospects of Cintel provided more potential for profit for the Company than ongoing operations in the animation market.

Pursuant to the Agreement, the Company cancelled 11,827,500 of its issued shares and reverse split the remaining 9,250,000 shares on a 2 for 5 basis leaving 3,700,000 shares issued and outstanding. In addition, all the issued and outstanding shares of Cintel were exchanged for 16,683,300 post split shares of restricted stock of the Company. As a result of the transaction, the shareholders of Cintel own 82% of the issued and outstanding stock of the Company. Accordingly, while the Company is the legal parent, Cintel became the parent company for accounting purposes and the results of operations will now be those of Cintel.

Future  Business

Cintel develops network solutions to address technical limitations to the Internet. CINTEL has developed what it believes is the first Korean server load balancing technology. CINTEL is now focused on the development of advanced solutions for Internet traffic management, and on developing quality of service solutions. The business operations of CINTEL are located in Seoul Korea.

Cintel is an enterprise devoted to solutions and products in the Internet Traffic Management and cache server marketplace, providing faster Internet service to consumers and businesses. The Company develops Internet traffic management products, Internet cache servers, Content Delivery Network (CDN) servers and provides solutions to Internet Traffic Management. In addition, Cintel is applying its expertise to become a leader in Quality of Service (QoS) and Peer to Peer (P2P) marketplaces.

Liquidity  and  Capital  Resources

The Company will need additional capital in order to continue its operations through Cintel in Internet traffic management products as well as to finance the administrative costs including but not limited to legal and accounting fees. Management is seeking additional capital. However, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Registrant.

The Company will file the required financial statements and pro forma financial information as an amendment to its Current Report on Form 8-K as soon as practicable but not later than sixty (60) days from the date of the acquisition.

ITEM  3.     CONTROLS  AND  PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1.     LEGAL  PROCEDURES

None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

See  Part  I,  Item  2.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
        --------
99.1 CERTIFICATION BY CEO PURSUANT TO RULE 13A-14(A) OR 15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

99.2 CERTIFICATION BY CFO PURSUANT TO RULE 13A-14(A) OR 15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

99.3 CERTIFICATION BY CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

99.4 CERTIFICATION BY CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

(b)     Reports  on  Form  8-K
        ----------------------

On September 30, 2003, the Company filed Current Report on Form 8-K announcing its entering into a definitive Share Exchange Agreement (the "Agreement") with CINTEL CO., LTD., a Korean corporation ("CINTEL") and the shareholders of CINTEL (the "Shareholders"). The Agreement provided for the acquisition by the Company from the Shareholders of 100% of the issued and outstanding capital stock of CINTEL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Cintel Corp.


Date:  November  13,  2003                    By:   /s/  Sang Don Kim
                                                    ---------------------------
                                                    Sang Don Kim
                                                    Chief  Executive  Officer