Form 10KSB
period 2003-12-31
CINTEL CORP
filed 2004-04-14
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2003
                                       -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  333-100046
                               ----------

                                  CINTEL CORP.
                                  ------------
             (Exact name of Registrant as specified in its charter)


      NEVADA                                               52-2360156
----------------                                           ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

1001  W.  CHELTENHAM  AVE.
MELROSE  PARK,  PA  19027                                      19027
-------------------------                                      -----
(Address  of  principal executive offices)                  (Zip Code)

Registrant's  telephone  number,  including  area  code:     (215)  782-8201
                                                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:  none

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Revenues  for  the  fiscal  year  ending  December  31,  2003  were $ 5,300,370.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 30, 2004 is $ 1,489,807.

The number of shares of the issuer's Common Stock outstanding as of March 30, 2004 is 20,383,300.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Background
----------

The registrant was incorporated in the state of Nevada on August 16, 1996. The initial business focus of the registrant was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

On September 30, 2003, the registrant entered into a definitive Share Exchange Agreement with CINTEL CO., LTD., a Korean corporation ("CinTel") and the shareholders of CinTel. Pursuant to the agreement, the registrant acquired 100% of the issued and outstanding capital stock of CinTel in exchange for 16,683,300 common shares of the registrant. CinTel was founded in 1997 and has provided various Internet Traffic Management(ITM) solutions to the business world and other consuming public. The business operations of CinTel now constitute all of the business operations of the registrant. Hereinafter in this document, all references to CinTel relates to the registrant conducting the business operations of CinTel.

CinTel introduced Korea's first dynamic server load balancer, and has marketed proven ITM products, such as PacketCurzTM iCache, i2one, and Proximator. The ITM solutions are marketed to customers around the world, helping them improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content). CinTel is a public company listed on the OTCBB (Symbol: CNCN). CinTel's U.S. office is located in 1001 W. Cheltenham Ave., Melrose Park, PA, 19027. Its Asia Pacific office is located in #891-43, MSA Bldg 7FL., Daechi-Dong, Gangnam-Gu, Seoul, Korea 135-280.

Principal  products
-------------------

CinTel produces various products for Web Caching(PacketCruzTM iCache), Cyber APT(PacketCruzTM i2one), and Content Delivery Network(PacketCruzTM Proximator). All of these products are called 'Internet Traffic Management(ITM)' solutions.

PacketCruzTM  iCache

PacketCruzTM iCache is a high performance Internet caching system for accelerated content delivery. iCache is used by businesses, ISPs, educational institutions, and other organizations to manage and control web traffic growth, while accelerating the delivery of content to users. iCache is specifically designed to improve the performance, scalability, security, portability, security, and manageability of high-traffic web sites.

PacketCruzTM iCache has
advantages in I/O and file management, and algorithms that learn and search better and better with increased usage.

iCache gives us technologies for massive connection management, mass object storing, and retrieving. We build our own cache object file systems based on these technologies. iCache can maintain up to 50,000 concurrent connections and support about 4,000 req/sec.

CinTel's primary product, PacketCruzTM iCache, was the top performing solution in the prestigious 3rd and 4th annual Cache-offs, a US event hosted by The Measurement-Factory, a worldwide cache benchmark(Polygraph) organization. (http://www.measurement-factory.com/results/public/cacheoff/N04)

PacketCruzTM  i2one

PacketCruzTM i2one is an automatic network management solution for small and medium-sized networks. As the high-speed Internet service becomes common, there are needs for remote monitoring by administrators in places like cyber apartments, small and medium-sized hotels/companies, and public places. Especially in the case of Internet services, like in cyber apartments, hotels and public places, the service is targeted for unspecified users. This demand for efficient remote network management and monitoring solutions is growing.

Our packet control technology for the control of a user's packet includes packet capturing, real-time packet analysis, packet injection and ARP masquerading. This packet control technology can use in the form of gateway or stand-alone.

PacketCruzTM  Proximator

Contents Delivery Network(CDN) refers to a distributed system where copies of contents are physically stored in a large scale of the intranet or the Internet network as a cache. A CDN solution strategically distributes content servers or cache servers in multiple data centers in geographically dispersed areas in order to deliver the content from the server closest to the end user in the network, resulting in much faster contents access. The main purpose for CDN is to minimize network delay for service delivery.

Traditional Internet infrastructure is facing a challenge in providing a quality and reliable service for growing rich media content such as streaming audio and video. CDN strategically distributes content servers or cache servers in multiple data centers in geographically dispersed areas in order to deliver the content from the server closest to end user in the network. PacketCruzTM Proximator is a family of products developed for constructing a CDN in ISPs in the most efficient and cost-effective way. PacketCruzTM

Proximator provides a
complete set of CDN functionalities including content routing, distribution and management for delivering the content to the user in a reliable and efficient way.

Markets
-------

As enterprise applications transform from mainframe and client/server applications into web-based applications, the demand for improved performance made possible by web caching systems increases. The explosion in multimedia enriched content available online is also driving this need.

Audio, images and video are representing an increasingly larger share of Internet traffic. Numerous radio and television stations broadcast live on the Web. Special events, such as sports games, concerts or fashion shows, are Web-cast directly by the event organizers without going through the traditional broadcasting channels. Entire movies are becoming available for download from video-on-demand providers. In addition to the news and entertainment spaces, the role of Internet audio and video in business and education markets is also rapidly growing.

Web-based data on the Internet is increasing at a rate beyond the ability of bandwidth extension to solve the performance problems created by the sheer volume of data. Web caching technology can solve the performance problem but, in addition, this technology must also solve the scalability, security, and manageability of high-traffic Web sites.

IDC analyst Cindy Borovick estimated the 2004 CDN/caching market at $249 million and expects that figure to rise in 2005. There is a pressing need for caching solutions that provide higher credibility, management, and security for mission-critical Web applications.

In  their report "Worldwide CDN/Caching Competitive Analysis," IDC advised that:
"Companies need to provide products that not only do caching, but also perform filtering, virus scanning, streaming and business application acceleration."
CinTel's caching solutions fills the need for this advanced caching functionality, performance, and management.

When caching solutions were developed for the first time five years ago, the target market seemed to be limited to Internet Service Providers (ISPs). However, with the growth of the Internet, the needs for web cache is everywhere there's a web presence, such as business, financial institutions, and governmental agencies. We predict that this phenomenon will be accelerated much more in 2004 through 2007, as the Internet become a daily life necessity.

The target market for CinTel's PacketCruzTM product family is business, government, university, contents provider, service provider, ISP, CDN, IDC, etc. They each suffer from various performance problems. CinTel's PacketCruzTM product family can make their networks faster, and give them scalability, security, and manageability.

Current users of CinTel's PacketCruzTM family of products include without limitation Korea's Ministry of Government Administration and Home Affairs', Education web. Samsung Electronics Corp., KT Corp., KEPCO, SK Telecom, KTF, LG TeleCom, and Hana Bank

Distribution  methods  of  the  products

To maximize its income and profits, CinTel distributes its products in two ways; direct sale and joint sale with global and local distributors.

In direct sales, CinTel has two sales teams. First, our Government & Education Sales Team is responsible for government and education market. The second is Carrier & SP sales team. This team sells to businesses, content providers(CPs), internet service providers(ISP), CDN service providers, and internet data centers(IDCs). Our sales persons are highly-skilled and have lots of experiences.

Joint sales with global and domestic distributors is accomplished in cooperation with sales partners, through which CinTel maximizes its domestic and global sales opportunities. The sales partners are also called 'distributors'. Each of them works within their professional fields and obtains synergy through CinTel's products.

At present, CinTel operates five domestic distributors and has plans to increase to over ten. With respect to global distributors, it is CinTel's policy to find promising companies or agencies and give them the right to sell CinTel's products. Since its foundation, CinTel has focused on Japan and South Asia and operates three global distributors as of March, 2004.

CinTel also recognizes the importance of the North American and the Europian markets. Accordingly, CinTel located its head office in the U.S. last November, and is going to expand its marketing to Europian market by the end of this year.

                    CinTel's domestic and global distributors
                    -----------------------------------------



NAME OF DISTRIBUTOR               URL           AREA OF DISTRIBUTION
---------------------  ----------------------   --------------------
1. DOMESTIC
-----------------------

Gigalink Co., Ltd.. . .  www.gigalink.co.kr     Korea
-----------------------  ---------------------  --------------------
Locus Co., Ltd. . . . .  www.locus.com          Korea
-----------------------  ---------------------  --------------------
SNETsystems Co. . . . .  www.snetsystems.co.kr  Korea
-----------------------  ---------------------  --------------------
i-Craft co., ltd. . . .  www.icraft21.com       Korea
-----------------------  ---------------------  --------------------
NEOframe Inc. . . . . .  www.neoframe.com       Korea
-----------------------  ---------------------  --------------------
2. OVERSEAS
-----------------------
                                                Singapore &
Suntze Communications                           the Peoples Republic
 Engineering Pte., Ltd.  www.suntze.com.sg      of China
-----------------------  ---------------------  --------------------
Canon System Solutions
 Co., Ltd.. . . . . . .  www.canon-sol.co.jp    Japan
-----------------------  ---------------------  --------------------
Rikei Corporation . . .  www.rikei.co.jp        Japan
-----------------------  ---------------------  --------------------
NetSys Pte., Ltd. . . .  www.netsys.com.sg      Singapore
-----------------------  ---------------------  --------------------

CinTel has contracted IBM Engineering and Technology Services (E&TS) in a consultative capacity to help the company develop its Digital Video Surveillance (DVS) System. IBM is helping CinTel define a specification for a video capture card for a solution which will include advanced "smart" digital video surveillance capabilities.


We are also developing what we have named the PacketCruzTM iNetKeeper. In Korea, Cyber Apartment is now in vogue. The residence of Cyber Apartment enjoys various services such as Home Network, Internet banking, home security, news, medical counsel, real estate information, local community service, etc.

PacketCruzTM iNetKeeper is the upgrade model of PacketCruzTM i2one and an exclusive Internet gateway solution providing all features for the needs of Cyber Apartment. The followings are the main features of PacketCruzTM iNetKeeper.


-     Transparent/Directory  base  User  Authentication  Service
-     Traffic  Analysis/Homepage  Redirection
-     IP  Address  Management
-     Enhanced  DHCP  Server
-     NAT
-     Firewall
-     Network  Monitoring
-     Integrated  Management

------
Competition
-----------

There is no accurate statistical data for the Internet Traffic Management(ITM) market in Korea. But we believe we are a leader in the industry in Korea. (See
Exhibit 99.1) There are two different types of content caching technologies: first, pure software systems on general-purpose hardware and second, dedicated appliances with specialized software and file systems. The former group consists of products from companies like Inktomi, Volera, Microsoft and Netscape. In the appliance category, the leaders are Network Appliance, Bluecoat, and Cisco. We have been able to compete with these companies through our competitive product features, price, and customer service.

The IT market of Korea is very dynamic and good potential. With its technology and marketing power, CinTel has successfully consolidated a leadership position in the ITM field.

CinTel operates its own Research & Development Team and Technical Support Team. The R&D Team develops the features and hardware architecture, and Technical Support Team selects the most proper parts for the best performance. Then CinTel orders mass production from KTNF(www.ktnf.co.kr), a recognized hardware manufacturing company.

Patents,  trademarks,  licenses,  etc.
--------------------------------------

All  of  the  registration  numbers  are  given  by Korean Intellectual Property
Office.

Registered  Patents

(1)     "Load  Balancer  and Content Routing Method by Load Balancer" (Reg. No.:
268838)  valid  through  Nov.  7,  2018

(2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022

(3) "System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020

Pending  Patent

(1) "Method and System for centralized Internet contents translation and delivery" (Appln. No.: 10-2002-0013646)

(2) "Operating system and method for pull-typed contents delivery network" (Appln. No.: 10-2002-0013647)

(3) "Network connection control system and method of network-connected node at LAN" (Appln. No.: 10-2003-0066010)

Registered  Trademark

(1)     "i2one"  -  logo  (Reg.  No.:  525665)  valid  through  Jul.  18,  2012

(2)     "PacketCruz"  -  logo  (Reg.  No.:  470393)  valid through May. 19, 2010

(3) "PeerTree Connect The Web" - logo (Reg. No.: 552597) valid through Jul. 1, 2013

Registered  Service  Mark

(1) "CinTel Crusader in Telecommunication" - logo (Reg. No.: 68920) valid by Jun. 22, 2011

Governmental  approvals
-----------------------

CinTel is subject to local and global government rules and regulations that effect business generally. Neither Korea nor the governments in which CinTel markets its products specifically regulate the ITM solutions markets. Certain government approvals, however, can be helpful and/or necessary in order to access certain government markets.

Governmental  approvals

(1) Nov. 1997: Granted as a company for exemption of the military service on the R/D researchers (Electrical/Electronics area) by Ministry of Information and Communication

(2) March 2000: Acquisition of the KT Mark (new business made in Korea) with PacketCruz Redirector, network server clustering technology through dispersion of IP level packet by Ministry of Science & Technology

(3) April 2001: Registered as Korea first Public Procurement Service for an excellent product (All models of PacketCruz iCache) by Public Procurement Service

(4)  May  2003:  Registered  as  a member of Korea Software Industry Association
(KOSA)  authorized  by  Ministry  of  Information  and  Communication.

Prizes  given  by  authorized  organizations
--------------------------------------------

(1) April 1999: Selected as a small and medium-sized company with promising export capabilities by Small Business Corporation

(2) Dec. 2001: Won the Grand Prize of the Dream Venture Award by Korea Technology Guarantee Fund, Korea management Association

(3) Dec. 2001: Selected as a superior technology company by Korea Technology Credit Guarantee

(4) April 2002: Chosen as an excellent company in technological innovation by Seoul Economic Daily

(5) July 2002: Received an 'A' rating from Federation of Korean Industries Venture company by The Foundations of Korean Industries

(6) Aug. 2002: Certified ISO-9001 approval for Design and Services of Information Communication Equipment, ITM by International Organization for Standardization

(7) Dec. 2002: Awarded the Grand Prize of International Industrial Co-operation by The Foundations of Korean Industries and Maeil Economic Daily
(8) Feb. 2003: Appointed as Excellent Venture Company by Seoul Economic Daily in Korea

(9) July 2003: Awarded 2003 Korea High-Quality Emerging Technology Prize by Seoul Economic Daily

(10)  Nov.  2003:  Awarded  the  Prime Minister Prize in 2003 Digital Innovation
Awards  by  Korea  Times  and  Hankook  Ilbo

Research  and  Development
--------------------------

In 2002, CinTel spent $554,183 in research and development. In 2003, CinTel spent $500,887 in research and development.

Employees
---------

At  the  present  time,  CinTel  has  30  employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

CinTel maintains two offices and has lease agreements with respect to each office. CinTel's U.S. office is located in 1001 W. Cheltenham Ave., Melrose Park, PA, 19027. Its Asia Pacific office is located in #891-43, MSA Bldg 7FL., Daechi-Dong, Gangnam-Gu, Seoul, Korea 135-280. CinTel does not own any real property.

ITEM  3.  LEGAL  PROCEEDINGS

CinTel is not a party to any legal proceedings that is not in the ordinary course of business or otherwise material to the financial condition of our business

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol CNCN.OB. Following is the high and low sales prices for each quarter beginning with the third calendar quarter of 2003, the quarter the stock was first listed and traded. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter               High     Low
-------               ----     ---

Jul  -  Sep  2003     0.35     0.35
Oct  -  Dec  2003     2.00     0.35

On March 30, 2004, the best bid price of our common shares is $0.15 and the best ask price is $0.16.

At March 30, 2004 there were approximately 162 record holders of CinTel's common stock.

CinTel has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or

     (2) our total assets would be less that the sum of our total liabilities.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended December 31, 2003, and December 31, 2003.

Results  of  Operations  for  the fiscal years ended December 31, 2003 and 2002.

Net sales for the fiscal year ended December 31, 2003, compared to the fiscal year ended December 31, 2002, decreased from approximately 3% from $5,476,702 to $5,300,370. Cost of sales, however, rose is a dramatic fashion from $3,901,035 in 2002 to $5,276,542 in 2003. This constitutes an increase of approximately 35%. This increase resulted in an operating loss for 2003 of ($1,735,167) compared to an operating loss of ($257,764) in 2002. The increase in cost of sales was a result of more product being sold into the market place during 2003. However, there was not a corresponding increase in gross sales because of a poor performing economy in Korea during 2003. The poor economy forced purchasers into lower end products on which CinTel does not have a good markup. This accounted for the strong volume without commensurate revenue. These dynamics also effected our competition within the industry in a similar manner and competition became very strong during the year driving bid prices further down. Expenses for the same time periods decreased slightly from $1,833,431 to $1,758,995.

Projections

Management believes that its current business development plans will increase the business of CinTel significantly over the next twelve months. Management believes that it can achieve operating income of $1,500,000 during that time on revenues of $13,000,000 against cost of sales of $8,700,000 and operating expenses of $2,800,000. It should be noted that these projections are in stark departure from the operating results CinTel experienced in 2003 and are premised upon management's belief that it can significantly grow its business during the next twelve months and that the growth will lead to profitable operations. The projections anticipate an increase in sales of approximate 145% with corresponding increases in cost of sales and operating expenses of only 65% and 58% respectively. These projections are further premised upon the following assumptions of management.

-    We  assume  a  slow-growth  economy  without  major  recession.

- We assume of course that there are no unforeseen changes in technology to make products immediately obsolete.

- Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the projections of this paragraph and presents, to the best of management's knowledge and belief, the company's expected assets, liabilities, capital, revenues, and expenses. The projections reflect management's judgement of the expected conditions and its expected course of action, given the hypothetical assumptions.

- Revenues - The Company's revenue is derived primarily from subscriptions. Revenue projections are based on the 1999 sales in the comparable market nationwide, based on industry average.

- Expenses - The Company's expenses are primarily those of salaries, sales commissions, development costs, operating costs, and administrative costs. Other expenses are based on management's estimates and industry averages.

Trends

We expect that there will be no negative impact on our business in the future. The popularity of the Internet has resulted in an ever-increasing number of users transmitting rapidly increasing volumes of data, and the data getting more complex. The number of web users is expected to increase, as the broadband becomes much more common and widely spread. Increasingly, content providers are incorporating audio and video into their sites. Consumers are steadily increasing the duration of online sessions with the broadband connections. The end result of such a mass scale usage is congestion. The Internet has also evolved into the platform for many mission-critical applications, such as e-commerce/e-learning, and financial business. In other words, wherever we find the Internet and web, there will be a market for the ITM solutions and importance of it will increase more and more. The upside potential for the ITM industry, specially caching field, over the next two years is significant and expansion by acquisition is a must in order to survive this industry, reflecting the current trend of networking technology, that is a merging of technologies into one.

Liquidity

As of December 31, 2003, CinTel had cash and cash equivalents totaling $534,567. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, CinTel plans to focus on new business enterprises and expanding its global market through mergers with alliance partners in the United States. In order to pursue these plans aggressively, we will need additional investment capital. We have not decided at this time how this money is to be raised. We anticipate, however, that it will be through the issuance of capital stock or bonds.


Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS

                                  CINTEL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                    CONTENTS


Independent  Auditors'  Report                                        F-1
Consolidated  Balance  Sheets                                         F-2
Consolidated  Statement  of  Operations                               F-3
Consolidated  Statement  of  Changes  in  Stockholders'  Equity       F-4
Consolidated  Schedule  of  Expenses                                  F-5
Consolidated  Statement  of  Cash  Flows                              F-6
Notes  to  Consolidated  Financial  Statements                F-7 to F-15

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders  of
CINTEL  CORP.

     We have audited the consolidated balance sheets of CINTEL CORP. and subsidiaries (the "Company") as at December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

                                   "SF  PARTNERSHIP,  LLP"



TORONTO,  CANADA                   CHARTERED  ACCOUNTANTS
March  12,  2004

CINTEL  CORP.
Consolidated  Balance  Sheets
December  31,  2003  and  2002




                                           2003          2002

                            ASSETS
CURRENT
Cash and cash equivalents (note 3). .  $   534,567   $   778,891
Accounts receivable . . . . . . . . .    2,326,558     3,418,909
Inventory . . . . . . . . . . . . . .      147,877       219,100
Prepaid and sundry assets . . . . . .      151,199       405,654
Loans receivable. . . . . . . . . . .            -       285,740
Deferred taxes. . . . . . . . . . . .      116,917        61,769
                                       -------------------------
                                         3,277,118     5,170,063
DEFERRED TAXES. . . . . . . . . . . .      396,592       185,306
EQUIPMENT (note 4). . . . . . . . . .      684,583       319,598
INVESTMENTS . . . . . . . . . . . . .       42,082        42,037
                                       -------------------------
                                       $ 4,400,375   $ 5,717,004
                                       =========================
                          LIABILITIES
CURRENT
Accounts payable. . . . . . . . . . .  $ 1,650,876   $ 1,532,598
Income taxes. . . . . . . . . . . . .            -         5,129
Loans payable - current (note 5). . .    1,319,312     1,214,510
                                       -------------------------
                                         2,970,188     2,752,237
LOANS PAYABLE (note 5). . . . . . . .       39,045        19,958
                                       -------------------------
                                         3,009,233     2,772,195
                                       -------------------------
                        STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 6). . . . . . . .       20,314         8,431
PAID IN CAPITAL . . . . . . . . . . .    4,427,331     4,465,439
ACCUMULATED OTHER COMPREHENSIVE LOSS.      (38,627)      (47,125)
ACCUMULATED DEFICIT . . . . . . . . .   (3,017,876)   (1,481,936)
                                       -------------------------
                                         1,391,142     2,944,809
                                       -------------------------
                                       $ 4,400,375   $ 5,717,004
                                       =========================



APPROVED  ON  BEHALF  OF  THE  BOARD


"SANG  DON  KIM"             "KYO  JIN  KANG"
----------------------      ------------------------

   DIRECTOR                   DIRECTOR

CINTEL  CORP.
Consolidated  Statement  of  Operations
Years  Ended  December  31,  2003  and  2002



                                                2003          2002
REVENUE. . . . . . . . . . . . . . . . . .  $ 5,300,370   $ 5,476,702
COST OF SALES. . . . . . . . . . . . . . .    5,276,542     3,901,035
                                            -------------------------
GROSS PROFIT . . . . . . . . . . . . . . .       23,828     1,575,667
EXPENSES (page 5). . . . . . . . . . . . .    1,758,995     1,833,431
                                            -------------------------
OPERATING LOSS . . . . . . . . . . . . . .   (1,735,167)     (257,764)
                                            -------------------------
OTHER

Interest and other income. . . . . . . . .      (28,818)      (38,028)
Foreign exchange . . . . . . . . . . . . .         (257)      (12,798)
Interest expense . . . . . . . . . . . . .       96,906        55,518
                                             ------------------------
                                                 67,831         4,692
                                             ------------------------
LOSS BEFORE INCOME TAXES . . . . . . . . .   (1,802,998)     (262,456)
                                             ------------------------
Current. . . . . . . . . . . . . . . . . .            -         7,898
Deferred . . . . . . . . . . . . . . . . .     (267,058)      (65,814)
                                             ------------------------
                                               (267,058)      (57,916)
                                             ------------------------
NET LOSS . . . . . . . . . . . . . . . . .  $(1,535,940)  $  (204,540)
                                            =========================
BASIC LOSS PER SHARE . . . . . . . . . . .  $     (0.09)  $     (0.01)
                                            =========================
FULLY DILUTED LOSS PER SHARE . . . . . . .  $     (0.09)  $     (0.01)
                                            =========================
WEIGHTED AVERAGE NUMBER OF SHARES (note 6)   17,591,050    16,683,300
                                            =========================

                                    F-3

CINTEL  CORP.
Consolidated  Statement  of  Stockholders'  Equity
Years  Ended  December  31,  2003  and  2002


                                                      PAID IN    ACCUMULATED
                                                     CAPITAL IN    OTHER                       TOTAL
                               NUMBER OF   CAPITAL    EXCESS OF COMPREHENSIVE ACCUMULATED   STOCKHOLDERS'
                                SHARES      STOCK     PAR VALUE      LOSS       DEFICIT        EQUITY
                              -------------------------------------------------------------------------
Balance, January 1, 2002
 as previously stated. . . .   7,339,569   $ 7,340   $4,240,357   $(283,449)  $(1,415,946)  $ 2,548,302
Adjustment for employee
 stock options granted but
 not vested (note 10). . . .           -         -     (138,550)          -       138,550             -
                              -------------------------------------------------------------------------
As restated. . . . . . . . .   7,339,569   $ 7,340   $4,101,807   $(283,449)  $(1,277,396)  $ 2,548,302
Common shares issued . . . .   1,091,431     1,091      363,632           -             -       364,723
Foreign exchange on
  translation. . . . . . . .           -         -            -     236,324             -       236,324
Net Loss . . . . . . . . . .           -         -            -           -      (204,540)     (204,540)
                              -------------------------------------------------------------------------
Balance, December 31, 2002 .   8,431,000   $ 8,431   $4,465,439   $ (47,125)  $(1,481,936)  $ 2,944,809
                              =========================================================================

Balance, January 1, 2003 . .   8,431,000   $ 8,431   $4,465,439   $ (47,125)  $(1,481,936)  $ 2,944,809
Common shares cancelled
  for no consideration . . .  (4,800,000)   (4,800)       4,800           -             -             -
Common shares issued on
  acquisition of Cintel Co.
  , Ltd. . . . . . . . . . .  16,683,300    16,683      (88,586)          -             -       (71,903)
Employee stock options
  vested . . . . . . . . . .           -         -       45,677           -             -        45,677
Foreign exchange on
   translation . . . . . . .           -         -            -       8,498             -         8,498
Net Loss . . . . . . . . . .           -         -            -           -    (1,535,940)   (1,535,940)
                              -------------------------------------------------------------------------
Balance, December 31, 2003 .  20,314,300   $20,314   $4,427,330   $ (38,627)  $(3,017,876)  $ 1,391,141
                              =========================================================================

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Years  Ended  December  31,  2003  and  2002



                             2003        2002
EXPENSES
Research and development  $  500,887     554,183
Salaries . . . . . . . .     450,807  $  483,109
Bad debts. . . . . . . .     252,979     130,877
Depreciation . . . . . .     122,188      52,508
Professional fees. . . .     117,893     161,755
Rent . . . . . . . . . .      59,467      46,832
Employee benefits. . . .      59,115      65,608
Advertising. . . . . . .      53,508      71,945
Travel . . . . . . . . .      36,049      43,776
Office and general . . .      26,835      63,080
Entertainment. . . . . .      22,111      53,249
Taxes and dues . . . . .      16,721      16,748
Insurance. . . . . . . .      16,458      20,303
Communications . . . . .      13,990      12,758
Royalties. . . . . . . .       9,987      56,700
                          ----------------------
                          $1,758,995  $1,833,431
                          ======================

                                F-5

CINTEL  CORP.
Consolidated  Statement  of  Cash  Flows
Years  Ended  December  31,  2003  and  2002



                                                          2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(1,535,940)  $  (204,540)
Adjustments for working capital and non-cash items:
Depreciation . . . . . . . . . . . . . . . . . . . .      122,188        52,508
Employee stock options vested. . . . . . . . . . . .       45,677             -
Accounts receivable. . . . . . . . . . . . . . . . .    1,100,076     1,383,694
Inventory. . . . . . . . . . . . . . . . . . . . . .       71,697       (68,345)
Prepaid and sundry assets. . . . . . . . . . . . . .      255,744      (205,632)
Loans receivable . . . . . . . . . . . . . . . . . .      287,004      (154,915)
Deferred taxes . . . . . . . . . . . . . . . . . . .     (267,058)      (67,951)
Accounts payable . . . . . . . . . . . . . . . . . .       83,988    (1,603,006)
Income taxes . . . . . . . . . . . . . . . . . . . .       (5,152)        5,129
                                                       ------------------------
                                                          158,224      (863,058)
                                                       ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of investments . . . . . . . . . . . . .            -          (113)
Acquisition of equipment . . . . . . . . . . . . . .     (488,048)      (61,748)
                                                        -----------------------
                                                         (488,048)      (61,861)
                                                        -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . .            -       364,723
Loans payable. . . . . . . . . . . . . . . . . . . .       83,840       505,664
                                                        -----------------------
                                                           83,840       870,387
                                                        -----------------------
FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS. . . .        1,660        74,142
                                                        -----------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (244,324)       19,610
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR. . . .      778,891       759,281
                                                      -------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . . .  $   534,567   $   778,891
                                                      =========================

                                      F-6

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

1.     OPERATIONS  AND  BUSINESS
Cintel Corp., formerly Link2 Technologies, Inc. ("the Company"), was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Cintel Co., Ltd., ("Cintel Korea") a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company from the shareholders of 100% of the issued and outstanding capital stock of Cintel Korea. In exchange, the shareholders of Cintel Korea received 16,683,300 shares of the Company. As a result, the shareholders of Cintel Korea controlled 82% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

Upon completion of the share exchange, the business operations of Cintel Korea constituted virtually all of the business operations of the Company. Cintel Korea develops network solutions to address technical limitations to the Internet. Cintel Korea has developed what it believes is the first Korean server load balancing technology. Cintel Korea is now focused on the development of advanced solutions for Internet traffic management. The business operations of Cintel Korea are located in Seoul, Korea.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)     Basis  of  Financial  Statement  Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

b)     Basis  of  Consolidation

The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

c)     Unit  of  Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

d)     Use  of  Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

e)     Revenue  Recognition

The Company recognizes revenues upon delivery of merchandise sold, and when services are rendered for maintenance contracts.

f)     Cash  and  Cash  Equivalents

Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date, are also included as cash equivalents.

g)     Investments

Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

h)     Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)
i)     Equipment

Equipment is stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over a period of 5 years.

j)     Government  Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

k)     Currency  Translation
     The Company's functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

l)     Financial  Instruments

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

m)     Income  Tax

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

n)     Earnings  or  Loss  per  Share

The Company adopted FAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

o)     Concentration  of  Credit  Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

The Company's provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

3.     CASH  AND  CASH  EQUIVALENTS

The following amounts included in cash and cash equivalents are restricted for use by the Company:

a) The company has provided $150,696 as security for bank loans to employees to purchase the Company's shares. As at December 31, 2003, the loans outstanding amounted to approximately $90,000. The restriction will be revised on May 30, 2004 based on the amount of outstanding loans on that date.

b) The company has provided $117,208 as security for one of the bank loans described in note 5. The loan will mature on November 12, 2004 and the amount outstanding as at December 31, 2003 was $586,040.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

4.     EQUIPMENT

Equipment  is  comprised  as  follows:


                                         2003                     2002
                                     ACCUMULATED              ACCUMULATED
                            COST     DEPRECIATION     COST    DEPRECIATION
                        --------------------------------------------------
Furniture and fixtures  $   22,941  $      15,949  $ 22,916  $      11,436
Equipment. . . . . . .     539,442        339,785   523,080        271,445
Vehicles . . . . . . .      12,958         10,367    12,944          7,767
Software . . . . . . .     600,292        124,949    85,323         34,017

                        --------------------------------------------------
                        $1,175,633  $     491,050  $644,263  $     324,665
                        --------------------------------------------------
Net carrying amount. .              $  684,583               $     319,598
                                    ----------               -------------



5.     LOANS  PAYABLE


                                                                           2003        2002
                                               CURRENT     LONG-TERM      TOTAL        Total
                                             -------------------------------------------------
Bank loans. . . . . . . . . . . . . . . . .  $1,255,800   $        -   $1,255,800   $1,150,522
Promissory Note . . . . . . . . . . . . . .      39,000            -       39,000            -
Government loans (1, 2, & 3). . . . . . . .      26,729       46,542       73,271       93,869
Discount of interest-free government loans.      (2,217)      (7,497)      (9,714)      (9,923)
                                             -------------------------------------------------
                                             $1,319,312   $   39,045   $1,358,357   $1,234,468
                                             =================================================



Bank  Loans

Bank loans bear interest at 6.9% to 7.41% and mature between February and December 2004. The loans are repayable upon maturity.


Promissory  Note

The  promissory  note  is  non-interest  bearing,  unsecured  and due on demand.

Government  Loan  #1



The loan is non-interest bearing, repayable in annual payments of $15,582 and matures July 2005.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

5.     LOANS  PAYABLE  (cont'd)

Government  Loan  #2

The loan is non-interest bearing, repayable in annual payments of $11,236 and matures July 2005.

Government  Loan  #3

The loan is non-interest bearing, repayable in annual payments of $5,000 starting 2006 and matures October 2009.

6.     CAPITAL  STOCK

Authorized
     50,000,000  common  shares,  par  value  $0.001  per  share

                                                       2003       2002
Issued
     20,314,300  common  shares  (2002  - 8,431,000) $ 20,314  $  8,431
                                                     ==================
     On September 30, 2003, the Company cancelled 4,800,000 shares of common stock for no consideration. As well, the Company granted a 2 to 5 reverse stock split. The reverse split has retroactively been taken into consideration in the consolidated financial statements and the calculation of earnings per share. Finally, the Company issued 16,683,300 common shares in exchange for 100% of the outstanding shares of Cintel Co., Ltd.

Stock  Warrants  and  Options

The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:



                        2003   2002
Interest rate. . . . .   6.5%   6.5%
Expected volatility. .    70%    70%
Expected life in years     6      6



In 1999 the Board of Directors of Cintel Korea adopted an option plan to allow employees to purchase ordinary shares of the Cintel Korea.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

6.     CAPITAL  STOCK  (cont'd)

In August 1999, the share option plan granted 96,000 stock options for the common stock of Cintel Korea having a $0.425 nominal par value each and an exercise price of $0.425. In 2002, 53,000 and in 2003, an additional 30,000 of these stock options were cancelled.

In March 2000, 225,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.68. In 2002, 135,000 and in 2003, an additional 47,000 of these stock options were cancelled.

In February 2001, 30,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were  cancelled.

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. The outstanding options that have vested, $45,677 for 2003 (2002, nil) have been expensed in the statements of operations.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The  following  table summarizes the stock option activity during 2003 and 2002:




                                                                                2003        2002
Outstanding, beginning of year. . . . . . . . . . . . . . . . . . . . . . .    163,000     351,000
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     65,000           -
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (122,000)   (188,000)
                                                                             ---------------------
Outstanding, end of year. . . . . . . . . . . . . . . . . . . . . . . . . .    106,000     163,000
                                                                             =====================
Weighted average fair value of options granted during the year. . . . . . .  $  54,097   $       -
                                                                             =====================
Weighted average exercise price of common stock options, beginning of year.  $    0.62   $    0.61
                                                                             =====================
Weighted average exercise price of common stock options granted in the year  $    0.72   $       -
                                                                             =====================
Weighted average exercise price of common stock options, end of year. . . .  $    0.67   $    0.62
                                                                             =====================
Weighted average remaining contractual life of common stock options . . . .    4 YEARS     5 YEARS
                                                                             =====================

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

7.     INCOME  TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2003 and 2002 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

The  Company  has  deferred  income  tax  assets  as  follows:



                                                                               2003     2002
Deferred income tax assets
  Research and development expenses amortized over 5 years for tax purposes  $221,979  247,075
Other timing differences. . . . . . . . . . . . . . . . . . . . . . . . . .    61,422        -
Loss carry-forwards . . . . . . . . . . . . . . . . . . . . . . . . . . . .   230,108        -
                                                                             -----------------
                                                                             $513,509  247,075
                                                                             =================



8.     CONTINGENT  LIABILITIES  AND  COMMITMENTS

a) The Company has entered into a contract with iMimic Networking, Inc. for the use of the iMimic solution within Korea starting November 17, 2000. For the use of this solution, the Company paid $70,000 as an upfront payment and pays a $640 royalty for each product sold that uses the iMimic solution. The Company is also required to pay an annual royalty fee of $10,000. The contract has no fixed termination date.

b) The Company is committed to lease obligations, with various expiry dates to May 2004. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

2004     $     25,030
         ------------

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2003  and  2002

9.     SUBSEQUENT  EVENTS

a) Effective January 30, 2004, the Company has contracted IBM Engineering and Technology Services (E&TS) in a consultative capacity to help the Company develop its Digital Video Surveillance (DVS) System. IBM is helping the Company to define a specification for a video capture card for a solution which will include advanced "smart" digital video surveillance capabilities.

b) Subsequent to the year-end, the Company has proposed a 2004 stock option compensation plan to issue up to 4,000,000 shares of common stock to employees and various outside consultants. Upon formal registration of the proposed plan, each outstanding common stock option of Cintel Korea as described in note 6 will be converted into three common stock options of the Company.

10.     PRIOR  PERIOD  RESTATEMENT

Employee stock options granted but not vested in 2001 were treated as an expense in the 2001 fiscal year. As a result, the 2002 opening accumulated deficit and paid in capital in excess of par value were overstated by $138,500. The prior period adjustment gives retroactive treatment to this adjustment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated March 22, 2004, Spicer Jeffries LLP resigned as our independent auditors. CinTel has engaged SF Partnership LLP as its new auditor. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure. We will file the requisite disclosure on Form 8-K regarding our change in auditors in the near future.

ITEM  8A:  CONTROLS  AND  PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with CinTel for each of the directors and officers of CinTel.

Name                    Age          Position  (1)               Since
--------              -------      ----------------              ------

Sang  Don  Kim          37          President,  CEO               1997
                                    Director

Kyo  Jin  Kang          38          CFO,  COO                      2002

Jong  Kook  Moon        42          Secretary,  Treasurer

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Sang  Don  Kim

From July, 1997, to the Present, Mr. Kim has been the CEO of CinTel. In addition to his general management responsibilities, Mr. Kim's business responsibilities include:

- Developing and designing strategy, territory sales and marketing promotion plans;
-     Confirming  the  production capacity and designing new line-up strategies;
-     Semiconductor  dealings  and  negotiations;
- Designing and establishing total quality control plans and JIT delivery plans.

From July, 1994, through July 1996, he was the manager of strategic accounts and sales OEM of Hyundai SemiConductor. In this capacity he was the strategic account representative of world wide sales for HP, Apple, Compaq and IBM products. During 1995, Mr. Kim contributed to increasing sales of HP products from $100,000,000 to $150,000,000, Apple products from $70,000,000 to
$100,000,000,  and  Compaq  products from $170,000,000 to $250,000,000.  Hyundai
Semiconductor  recorded  total  sales  five  billion  dollars  in  1995.

From August 2003 through February 2004, Mr. Kim attended the Advance Venture Management Program at KAIST, Graduate School of Management. In 1994 he received an MBA in marketing from George Washington University. In 1991 he received a Bachelor of Computer Science degree from Korea University.

Mr. Kim is the administrative director of DOSAN ACADEMY, the director of alumni association of IT college, Korea University, and an organizing member of Korea Digital Contents Leaders Forum by Korea IT Industry Promotion Agency.

Kyo  Jin  Kang

From June, 2002, to the present, Mr. Kang has been the CFO and the COO of CinTel. From March 2001, to June 2002, he was the CFO of Barun Electronics Company. From November, 1992 to March 2001, he worked for Korea Development Leasing Corporation (KDLC), the largest leasing company in Korea and a joint venture partner with Korea Long-term Credit Bank (currently, Kookmin Bank), ORIX in Japan, and IFC. During his employment KDLC, his positions included, senior manager of the CRC Task Force Team, assistant manager over the non-performing loan management team, assistant manager over the futures task force team, and officer in the small and medium size firm lease marketing team and an officer in the treasury department. Mr. Kim has a Bachelor of Business Administration degree from Korea University.

Jong  Kook  Moon

Jong Kook Moon obtained a law degree from Seoul National University College of Law in 1986 and since that time has obtain masters of law degrees from New York University School of Law, The University of Florida College of Law and Seoul National University Graduate School of Law in areas of taxation and corporate law. From April, 2000, to the present Jong Kook Moon has been and is an attorney at law with the IBC Law Group, Seoul, Korea. From March 1999 to the present, Jong Kook Moon has also worked for Sookmyung Woman's University in Seoul, Korea. From September, 1999, through June , 2000, Jong Kook Moom worked for SK Global Co., Ltd, Seoul, Korea; from July, 1998, through September. 1999, with KOTRA (Korea Investment Service Center), Seoul, Korea and from September, 1996 through February, 1998, with Kaye, Scholer, Fierman, Hays & Handler, in New York and Washington, D.C. Jong Kook Moon has published various articles on legal and tax issues.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

CinTel does not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Cintel has adopted a code of ethics in the form included with this filing as
Exhibit 14.1.

ITEM  10.  EXECUTIVE  COMPENSATION

The  following  table  sets  forth  certain  information  as  to  our  CEO.

                            ANNUAL COMPENSATION TABLE

                    ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                    -------------------                     ----------------------

Name       Title    Fiscal Year  Salary   Bonus    Other    Restricted  Options/      LTIP      All Other
                                                  Annual      Stock     SARs (#)   payouts ($)  Compensa-
                                                 Compensa-   Awarded                              Tion
                                                   tion
---------------------------------------------------------------------------------------------------------

 Sang Don CEO              2003  $50,000      0          0           0          0            0          0
 Kim      Director         2002  $50,000      0          0           0          0            0          0
                           2001  $30,000      0          0           0          0            0          0



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of March 30, 2004 and by the officers and directors of CinTel as a group. Except as otherwise indicated, all shares are owned directly.


                                                Common                Percent of
Name and Address                                Shares                   Class

Sang  Don  Kim                                4,655,280                  22.92%
Dongbu  CentryVill  Apt.  101-2302
Ichon  1-dong
Yongsan-gu,  Seoul,  Korea

KTB  Network  Co.,  Ltd                       4,305,570                  21.19%
KTB  Networks  B/D
826-14,  Yeoksam-dong
Kangnam-gu,  Seoul,  Korea

KB  Investment  Co.,  Ltd                     1,490,400                  7.34%
9F,  Sinyeogn  B/D
68-5,  Chungdam-dong
Kangnam-gu,  Seoul,  Korea

All  Executive  officers  and
    Directors  as  a  Group  (three)          4,655,280                  22.92%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction or proposed transaction with us:

-     Any  of  our  directors  or  officers;
-     Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-     Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.


                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

On December 8, 2003, CinTel filed its current report on Form 8-K/A wherein it amended its current report on Form 8-K originally filed on September 30, 2003,


announcing the acquisition of CINTEL CO., LTD., a Korean corporation. The December 8, 2003, filing contained audited financial statements and pro forma financial information required to be filed as a result of the acquisition.

(b)  Exhibits

3.1      Articles  of  Incorporation  (1)

3.2      Amendment  to  Articles  of  Incorporation

3.3      By-laws  (1)

10.1     Lease  Agreement  for  Pennsylvania  Office

10.2 IBM  Technical  Services  Agreement

14.1     Code of Ethics

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


99.1     News  Articles

(1)     Previously  filed  as  an  exhibit  to  Form SB-2 on September 24, 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2002 was CAN$21,100.00. As of the date of this filing, the invoices are not completed for the fees for the preparation of the audited financial statements for the fiscal year December 31, 2003, and so those amounts are unknown. CAN$8,500.00 was paid for the preparation of audited financial statements included in CinTel's current report on Form 8-K/A filed on December 8, 2003.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CINTEL  CORP.


By:     /s/ Sang Don Kim
---------------------------------
Sang  Don  Kim,  CEO,  Director
Date:     March  30,  2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Sang Don Kim
     -----------------------------------------
     Sang  Don  Kim,  CEO  and  Sole  Director
     (Principal  Executive  Officer)
     (Director)
     Date:     March  30,  2004

By:  /s/ Kyo Jin Kang
     -----------------------------------------
     Kyo  Jin  Kang,  CFO  and  COO
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
     Date:    March  30,  2004