Form 10QSB
period 2004-03-31
CINTEL CORP
filed 2004-05-24
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X)     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
                    Exchange  Act  of  1934
                    For  the  quarterly  period  ended  March  31,  2004

(  )      Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
                    Exchange  Act  of  1934
                    For  the  transition  period  from  _________ to ___________

                    Commission  File  Number:  333-100046

                                   CINTEL CORP
                                   -----------
        (Exact name of small business issuer as specified in its charter)


                          Nevada                              52-2360156
                          ------                              ----------
(State  or  other  jurisdiction  of  incorporation       (IRS  Employer
or organization)                                       Identification  No.)


                1001 W. Cheltenham Ave., Melrose Park, PA  19027
                ------------------------------------------------
                    (Address of principal executive offices)

                                  (215)782-8201
                                  -------------
                           (Issuer's telephone number)
       __________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]  No  [  ]

The number of shares outstanding of Registrant's common stock as of May 22, 2004 was: 20,314,300.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.



                                  CINTEL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 2004 AND 2003

                                    CONTENTS

Consolidated  Balance  Sheets                                         F-1
Consolidated  Statement  of  Operations                               F-2
Consolidated  Statement  of  Changes  in  Stockholders'  Equity       F-3
Consolidated  Schedule  of  Expenses                                  F-4
Consolidated  Statement  of  Cash  Flows                              F-5
Notes  to  Consolidated  Financial  Statements                    F-6  -  F-13

CINTEL  CORP.
Consolidated  Balance  Sheets
March  31,  2004  and  2003

                                                   2004          2003
                                 ASSETS
CURRENT
Cash and cash equivalents (note 3). . . . . .  $   345,759   $   535,163
Accounts receivable . . . . . . . . . . . . .    1,082,307     2,610,544
Inventory . . . . . . . . . . . . . . . . . .      226,594       287,667
Prepaid and sundry assets . . . . . . . . . .      156,464       330,340
Loans receivable. . . . . . . . . . . . . . .            -       280,726
Deferred taxes. . . . . . . . . . . . . . . .      121,050        58,869
                                               -------------------------
                                                 1,932,174     4,103,309
DEFERRED TAXES. . . . . . . . . . . . . . . .      478,614       258,797
EQUIPMENT (note 4). . . . . . . . . . . . . .      651,760       433,976
INVESTMENTS . . . . . . . . . . . . . . . . .       43,570        40,106
                                               -------------------------

                                               $ 3,106,118   $ 4,836,188
                                               =========================


                                  LIABILITIES
CURRENT
Accounts payable. . . . . . . . . . . . . . .  $   652,571   $ 1,215,357
Income taxes. . . . . . . . . . . . . . . . .            -           671
Loans payable - current (note 5). . . . . . .    1,321,239     1,133,269
                                               -------------------------

                                                 1,973,810     2,349,297
LOANS PAYABLE (note 5). . . . . . . . . . . .       50,896        44,515
                                               -------------------------

                                                 2,024,706     2,393,812
                                               -------------------------


STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 6). . . . . . . . . . . .       20,314         8,431
PAID IN CAPITAL . . . . . . . . . . . . . . .    4,427,330     4,511,117
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)        9,949      (166,650)
ACCUMULATED DEFICIT . . . . . . . . . . . . .   (3,376,181)   (1,910,522)
                                               -------------------------

                                                 1,081,412     2,442,376
                                               -------------------------

                                               $ 3,106,118   $ 4,836,188
                                               =========================



APPROVED  ON  BEHALF  OF  THE  BOARD


        /s/SANG  DON  KIM                                 /s/KYO  JIN  KANG
        ------------------                                ------------------


             DIRECTOR                                          DIRECTOR

CINTEL  CORP.
Consolidated  Statement  of  Operations
Periods  Ended  March  31,  2004  and  2003



                                                2004          2003
REVENUE. . . . . . . . . . . . . . . . . .  $   306,796   $ 1,003,310
COST OF SALES. . . . . . . . . . . . . . .      298,958       984,277
                                            -------------------------
GROSS PROFIT . . . . . . . . . . . . . . .        7,838        19,033
EXPENSES (page 4). . . . . . . . . . . . .      416,442       503,351
                                            -------------------------


OPERATING LOSS . . . . . . . . . . . . . .     (408,604)     (484,318)
                                            -------------------------


OTHER
Interest and other income. . . . . . . . .       (7,002)       (5,300)
Foreign exchange . . . . . . . . . . . . .          813           (81)
Interest expense . . . . . . . . . . . . .       23,890        31,649
                                            -------------------------

                                                 17,701        26,268
                                            -------------------------


LOSS BEFORE INCOME TAXES . . . . . . . . .     (426,305)     (510,586)
Deferred income taxes. . . . . . . . . . .      (68,000)      (82,000)
                                            -------------------------


NET LOSS . . . . . . . . . . . . . . . . .  $  (358,305)  $  (428,586)
                                            =========================
BASIC LOSS PER SHARE . . . . . . . . . . .  $     (0.02)  $     (0.03)
                                            =========================
FULLY DILUTED LOSS PER SHARE . . . . . . .  $     (0.02)  $     (0.03)
                                            =========================
WEIGHTED AVERAGE NUMBER OF SHARES (note 6)   20,314,300    16,683,300
                                            =========================


                                         F-2

CINTEL  CORP.
Consolidated  Statement  of  Stockholders'  Equity
Periods  Ended  March  31,  2004  and  2003


                                                       PAID IN     ACCUMULATED
                                                      CAPITAL IN      OTHER                       TOTAL
                                  NUMBER OF  CAPITAL  EXCESS OF   COMPREHENSIVE   ACCUMULATED STOCKHOLDERS'
                                   SHARES     STOCK   PAR VALUE   INCOME (LOSS)     DEFICIT       EQUITY
                                 -------------------------------------------------------------------------
Balance, January 1, 2003. . . .   8,431,000  $ 8,431  $4,465,439  $     (47,125)  $(1,481,936)  $2,944,809
Employee stock options vested .           -        -      45,678              -             -       45,678
Foreign exchange on translation           -        -           -       (119,525)            -     (119,525)
Net Loss. . . . . . . . . . . .           -        -           -              -      (428,586)    (428,586)

Balance, March 31, 2003 . . . .   8,431,000  $ 8,431  $4,511,117  $    (166,650)  $(1,910,522)  $2,442,376

Balance, January 1, 2004. . . .  20,314,300  $20,314  $4,427,330  $     (38,627)  $(3,017,876)  $1,391,141
Foreign exchange on translation           -        -           -         48,576             -       48,576
Net Loss. . . . . . . . . . . .           -        -           -              -      (358,305)    (358,305)
                                 -------------------------------------------------------------------------
Balance, March 31, 2004 . . . .  20,314,300  $20,314  $4,427,330  $       9,949   $(3,376,181)  $1,081,412
                                 =========================================================================
Balance, January 1,
 2004 . . . . . . . . . . . . .  20,314,300  $20,314  $4,427,330  $     (38,627)  $(3,017,876)  $1,391,141
Foreign exchange
   on translation . . . . . . .           -        -           -         48,576             -       48,576
Net Loss. . . . . . . . . . . .           -        -           -              -      (358,305)    (358,305)
                                 -------------------------------------------------------------------------
Balance, March 31, 2004 . . . .  20,314,300  $20,314  $4,427,330  $       9,949   $(3,376,181)  $1,081,412

                                 =========================================================================

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Periods  Ended  March  31,  2004  and  2003



                            2004      2003
EXPENSES
Research and development  $133,395  $ 70,015
Salaries . . . . . . . .   100,229   266,266
Professional fees. . . .    51,219    38,650
Depreciation . . . . . .    50,908    31,184
Employee benefits. . . .    20,434    30,369
Travel . . . . . . . . .    14,525     7,111
Rent . . . . . . . . . .    13,689    16,110
Office and general . . .     8,879    10,928
Advertising. . . . . . .     8,601     1,686
Communications . . . . .     5,568     6,078
Taxes and dues . . . . .     5,236     8,505
Royalties. . . . . . . .     2,480     2,559
Insurance. . . . . . . .     1,279     9,452
Entertainment. . . . . .         -     4,438
                          ------------------
                          $416,442  $503,351
                          ==================
                    F-4


CINTEL  CORP.
Consolidated  Statement  of  Cash  Flows
Periods  Ended  March  31,  2004  and  2003



                                                         2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . .  $  (358,305)  $(428,586)
Adjustments for working capital and non-cash items:
Depreciation. . . . . . . . . . . . . . . . . . . .       50,908      31,184
Employee stock options vested . . . . . . . . . . .            -      45,678
Accounts receivable . . . . . . . . . . . . . . . .    1,316,102     753,432
Inventory . . . . . . . . . . . . . . . . . . . . .      (72,912)    (82,776)
Prepaid and sundry assets . . . . . . . . . . . . .           80      59,679
Loans receivable. . . . . . . . . . . . . . . . . .            -      (8,534)
Deferred taxes. . . . . . . . . . . . . . . . . . .      (59,120)    (56,257)
Accounts payable. . . . . . . . . . . . . . . . . .   (1,047,011)   (294,529)
Income taxes. . . . . . . . . . . . . . . . . . . .            -      (4,445)
                                                     -----------------------
                                                        (170,258)     14,846
                                                     -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment. . . . . . . . . . . . . .        5,670    (167,047)
                                                     -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable . . . . . . . . . . . . . . . . . . .      (32,612)    (41,060)
                                                     -----------------------
FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS . . .       17,272     (24,791)
                                                     -----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . .     (179,928)   (218,052)
CASH AND CASH EQUIVALENTS - BEGINNING OF  YEAR. . .      534,567     778,891
                                                     -----------------------
CASH AND CASH EQUIVALENTS - END OF YEAR . . . . . .  $   354,639   $ 560,839
                                                     =======================
                                      F-5

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003



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

b) The company has provided $117,208 as security for one of the bank loans described in note 5. The loan will mature on November 12, 2004.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

4.     EQUIPMENT

Equipment  is  comprised  as  follows:


                                        2004                     2003
                                    ACCUMULATED              Accumulated
                           COST     DEPRECIATION     Cost    Depreciation
                        --------------------------------------------------
Furniture and fixtures  $   23,752  $      17,445  $ 21,864  $      12,005
Equipment. . . . . . .     559,419        377,052   635,234        260,319
Vehicles . . . . . . .      13,416         11,404    12,350          8,028
Software . . . . . . .     616,444        155,370    81,405         36,525
                        --------------------------------------------------
                        $1,213,031  $     561,271  $750,853  $     316,877
                        --------------------------------------------------
Net carrying amount. .              $     651,760            $     433,976
                                    -------------            -------------



5.     LOANS  PAYABLE


                                                                          2004         2003
                                               CURRENT     LONG-TERM      TOTAL        TOTAL
                                             -------------------------------------------------
Bank loans. . . . . . . . . . . . . . . . .  $1,256,860   $        -   $1,256,860   $1,110,829
Promissory Note . . . . . . . . . . . . . .      39,000            -       39,000            -
Government loans (1, 2, 3, & 4) . . . . . .      27,674       61,864       89,538       76,424
Discount of interest-free government loans.      (2,295)     (10,968)     (13,263)      (9,469)
                                             -------------------------------------------------
                                             $1,321,239   $   50,896   $1,372,135   $1,177,784
                                             =================================================



Bank  Loans

Bank loans bear interest at 6.9% to 7.97% and mature between June and December 2004. The loans are repayable upon maturity.

Promissory  Note

The  promissory  note  is  non-interest  bearing,  unsecured  and due on demand.

Government  Loan  #1

The loan is non-interest bearing, repayable in annual payments of $15,582 and matures July 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

5.     LOANS  PAYABLE  (cont'd)

Government  Loan  #2

The loan is non-interest bearing, repayable in annual payments of $11,236 and matures July 2005.

Government  Loan  #3

The loan is non-interest bearing, repayable in annual payments of $5,000 starting 2006 and matures October 2009.

Government  Loan  #4

The loan is non-interest bearing, repayable in annual payments of $3,419 starting 2006 and matures October 2009.

6.     CAPITAL  STOCK
Authorized
     50,000,000  common  shares,  par  value
      $0.001  per  share                                   2004     2003

Issued
     20,314,300  common  shares  (2002  -  8,431,000)     $     - $8,431
                                                          ==============

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

Stock  Warrants  and  Options

The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." The value of options granted has been estimated using the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

2004 2003

Interest  rate                         6.5%     6.5%
Expected  volatility                    70%      70%
Expected  life  in  years                6        6

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

6.     CAPITAL  STOCK  (cont'd)

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. Outstanding options of $45,678 have vested in 2003 (2002, nil) and have been expensed in the statements of operations.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

7.     INCOME  TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2004 and 2003 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

7.     INCOME  TAXES  (cont'd)
The  Company  has  deferred  income  tax  assets  as  follows:



                                                                               2004     2003
Deferred income tax assets
  Research and development expenses amortized over 5 years for tax purposes  $235,827  230,666
Other timing differences. . . . . . . . . . . . . . . . . . . . . . . . . .    63,594        -
Loss carry-forwards . . . . . . . . . . . . . . . . . . . . . . . . . . . .   300,243   87,000
                                                                             -----------------
                                                                             $599,664  317,666
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

b) The Company is committed to lease obligations, with various expiry dates to May 2004. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                                2004     $     18,770
                                         ------------
9.     SUBSEQUENT  EVENTS

a) In May 2004, the Company established a 2004 stock option compensation plan to issue up to 4,000,000 shares of common stock to employees and various outside consultants. Upon formal registration of the proposed plan, each outstanding common stock option of Cintel Korea as described in note 6 will be converted into three common stock options of the Company.

Item  2.  Management's  Discussion  and  Analysis

Cautionary  Statement  Regarding  Forward-looking  Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Overview

Founded in 1997, CinTel Co., Ltd. ("CinTel" or the "Company"), a cutting edge technology company, introduced Korea's first dynamic server load balancer, which we believe is now proven as a world-class product. CinTel's award winning Internet Traffic Management (ITM) solutions are marketed to customers around the world, helping them to improve Internet traffic management, service levels (QOS:
Quality of Service), and the user experience (QOC: Quality of Content). Today, CinTel is a public company listed on the OTCBB (Symbol: CNCN). CinTel is also a network integration provider and value-added reseller for various network solutions.

CinTel provides a comprehensive line of advanced ITM solutions that help network operators meet the growing need to manage Web access, secure content, improve users' experiences, and reduce server loads and bandwidth demands.

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

Results  of  Operations  for  the  quarters  ended  March  31,  2004  and  2003.

Our sales revenue for the quarter ended March 31, 2004 was $306,796, compared to $1,003,310 for the comparable period ended March 31, 2003. Our operating loss for the quarter ended March 31, 2004 was ($408,604), compared to ($484,318) for the quarter ended March 31, 2003. Although total revenues for the quarter ended March 31, 2004 were lower than for the quarter ended March 31, 2003, our operating loss decreased and we were able to improve our financial status comparatively speaking.

We believe we can continue to grow our gross profit as a percentage of revenue through the remainder of this fiscal year as our cost of sales as a percent of revenues continues to be reduced as a result of recently introduced marketing and developing activities such as (a) efforts to expand our market to the US and Europe, and (b) developing new products (e.g., DVS solution and iLog).

Recent  Developments

On May 3, 2004, the Company provided to Samsung Electronics Co., Ltd. (SEC) Korea, at the R3 Center in its Suwon Branch, CinTel's iCache server and log analysis solution (PacketCruz(TM) iLog). The R3 Center of SEC performs research & development of electric home appliances made in Korea. This first installment contract with Samsung Electronics Co., Ltd. is for approximately $180,000. Additionally, CinTel expects to provide traffic management solutions this year to Samsung Electronics Co., Ltd. totaling USD$1.5M.

On May 10, 2004, the Company launched a 'Log Analysis Solution' specifically for massive log-data management and analysis by integrating its PacketCruz(tm) iLog with IBM's hardware and software, in cooperation with IBM Korea. This product was originally part of the log-analysis solution of CinTel's iCache (cache sever) and has been marketed to public or private enterprises and government since its development in 2003.

The Company is completing the development of its new product, a data management/analysis solution, and plans to market it to large enterprises (e.g., Samsung, Hyundai and LG), KEPCO and other public entities (e.g., Korea Post) starting in the third quarter of 2004. It anticipates that revenues from this product may reach approximately USD $7 million by the latter half of 2005.

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

As of March 31, 2004, CinTel had cash and cash equivalents totaling $345,779. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, CinTel plans to focus on new business enterprises and expanding its global market through mergers with alliance partners in the United States. In order to pursue these plans aggressively, we will need additional investment capital. We have not decided at this time how this money is to be raised. We anticipate, however, that it will be through the issuance of capital stock or bonds.

Item  3.  Controls  and  Procedures.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company'' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION

Item  5.  Other  Information.

On April 28, 2004, Mr. Doo-Kwon Baik, Ph.D has joined the Company as technical advisor. Currently he is a Professor at the Computer Science and Engineering Department at Korea University. He was the former Dean of the College of Information and Communications at the University. Previous noteworthy positions he has held include, Director of the University Computing Center at Korea University, the President of the Korea Simulation Society, the Vice President of the Korea Information Processing Society, and the President of Dosan Academy. He is expected to bring the company over 30 years' of his experience in information technology.

On May 5, 2004, Mr. Tong Soo Chung joined the Company as corporate counsel. As part of his consultancy, he will also be assisting the Company as a member of its advisory board. Most recently, Mr. Chung served as President Clinton's appointee as acting Deputy Assistant Secretary for Service Industries and Finance for the International Trade Administration of the United States Department of Commerce. He was responsible for the management of the Office of Finance, the Office of Service Industries and the Office of Export Trading Company Affairs. Prior to his appointment as the Deputy Assistant Secretary, Mr. Chung served as the Director of the Advocacy Center, also within the International Trade Administration, where he coordinated U.S. companies competing for infrastructure-related projects overseas. While with the International Trade Administration, Mr. Chung worked with more than 750 companies on more than 1,600 projects. Mr. Chung received his J.D. from the UCLA School of Law in 1984, an M.A. in Public Affairs from Woodrow Wilson School of Public and International Affairs at Princeton University in 1980 and a B.A. from Harvard University in 1977 (magna cum laude).
It is expected that his experience will fit perfectly with the Company's strategic expansion in this industry.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits





 3.1    Articles of Incorporation (1)
 3.2    Amendment to Articles of Incorporation (2)
 3.3    By-laws (1)
10.1    Lease Agreement for Pennsylvania Office (2)
10.2    IBM Technical Services Agreement (2)
31.1    Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-
      15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
31.2    Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-
      15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1    Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2    Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.1    News Articles (2)



(1)     Previously  filed  as  an  exhibit  to  Form SB-2 on September 24, 2002.
(2)     Previously  filed  as  an  exhibit  to  Form  10-KSB  on April 14, 2004.

 (b)     Reports  on  Form  8-K

On January 26, 2004, the Company filed a current report on Form 8-K announcing the change in the fiscal year end of its operating subsidiary to December 31 in order to match the fiscal year end of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTEL  CORP.


By:  /s/ Sang Don Kim
     --------------------------------------
     Sang  Don  Kim
     CEO  and  Sole  Director
     (Principal  Executive  Officer)
     (Director)
     Date:     May  22,  2004

By:  /s/ Kyo Jin Kang
     --------------------------------------
     Kyo  Jin  Kang,  CFO  and  COO
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
     Date:    May  22,  2004