Form 10QSB
period 2004-06-30
CINTEL CORP
filed 2004-08-16
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ________________________
                                   FORM 10-QSB
                           __________________________
(Mark  One)
 X   QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934
                  For the quarterly period ended JUNE 30, 2004

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

          Commission  file  number:  333-100046
                                     ----------

                                  CINTEL CORP.
     (Exact  name  of  Registrant  as  specified  in  its  charter)
                              ____________________

           NEVADA                                              52-2360156
(State or other Jurisdiction of                          (IRS Employer I.D. No.)
Incorporation or organization)


                           ___________________________
                             1001 W. CHELTENHAM AVE.
                             MELROSE PARK, PA  19027
                                 (215) 782-8201
    (Address, including zip code, and telephone and facsimile numbers, including area code, of
                         registrant's executive offices)
                           ___________________________


    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X]  Yes    [  ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 2004: 20,974,300 shares of common stock, $.001 par value per share.

                                  CINTEL CORP.


                                   FORM 10-QSB


                                      INDEX

                                                                                 C>
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements Periods
            Ended June 30, 2004 and 2003 (unaudited)
            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . 3
            Consolidated Statement of Operations . . . . . . . . . . . . . . . . 4-5
            Consolidated Statements of Changes in Stockholders' Equity . . . . . 6
            Consolidated Schedule of Expenses. . . . . . . . . . . . . . . . . . 7-8
            Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . 9
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . 10-16

Item 2.     Management's Discussion and Analysis or Plan of Operation . . . . . .17

Item 3.     Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . 20


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . .  21
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .  21
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . .  21
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . .  21


Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  21

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


CINTEL  CORP.
Consolidated  Balance  Sheets
June  30,  2004  and  2003
                                         2004          2003
                      ASSETS

CURRENT
Cash and cash equivalents (note 3)  $   242,450   $   522,080
Accounts receivable. . . . . . . .    1,301,587     2,591,404
Inventory. . . . . . . . . . . . .      217,259       170,160
Prepaid and sundry assets. . . . .       81,160       339,739
Loans receivable . . . . . . . . .        8,251           757
Deferred taxes . . . . . . . . . .      121,288        61,894
                                    -------------------------
                                      1,971,995     3,686,034
DEFERRED TAXES . . . . . . . . . .      527,419       305,882
EQUIPMENT (note 4) . . . . . . . .      595,901       744,681
INVESTMENTS. . . . . . . . . . . .       43,654        42,285
                                    -------------------------
                                    $ 3,138,969   $ 4,778,882
                                    =========================
LIABILITIES
CURRENT
Accounts payable . . . . . . . . .  $   958,258   $ 1,331,015
Loans payable - current (note 5) .    1,367,178     1,167,834
                                    -------------------------
                                      2,325,436     2,498,849
LOANS PAYABLE (note 5) . . . . . .       51,492        46,802
                                    -------------------------
                                      2,376,928     2,545,651

STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 6) . . . . . .       20,314         8,431
PAID IN CAPITAL. . . . . . . . . .    4,427,330     4,511,117
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS). . . . . . . . . .        8,438       (89,983)
ACCUMULATED DEFICIT. . . . . . . .   (3,694,041)   (2,196,334)
                                    -------------------------
                                        762,041     2,233,231
                                    -------------------------
                                    $ 3,138,969   $ 4,778,882
                                    =========================

APPROVED ON BEHALF OF THE BOARD


    "SANG  DON  KIM"                    "KYO  JIN  KANG"
------------------------           --------------------------
       DIRECTOR                             DIRECTOR
                            -3-

CINTEL  CORP.
Consolidated  Statement  of  Operations
Six  Months  Ended  June  30,  2004  and  2003

                                 2004         2003

REVENUE. . . . . . . . . .  $   809,496   $ 2,282,053
COST OF SALES. . . . . . .      785,180     2,194,617
                            -------------------------
GROSS PROFIT . . . . . . .       24,316        87,436
EXPENSES (page 5). . . . .      775,635       881,573
                            -------------------------
OPERATING LOSS . . . . . .     (751,319)     (794,137)
                            -------------------------
OTHER
Interest and other income.      (10,265)      (12,560)
Foreign exchange . . . . .        1,094          (111)
Interest expense . . . . .       50,017        52,932
                            -------------------------
                                 40,846        40,261
                            -------------------------
LOSS BEFORE INCOME TAXES .     (792,165)     (834,398)
Deferred income taxes. . .     (116,000)     (120,000)
                            -------------------------
NET LOSS . . . . . . . . .  $  (676,165)  $  (714,398)
                            =========================
BASIC LOSS PER SHARE . . .  $     (0.03)  $     (0.04)
                            =========================
WEIGHTED AVERAGE NUMBER
  OF SHARES (note 6) . . .   20,314,300    16,683,300
                            =========================

                         -4-

CINTEL  CORP.
Consolidated  Statement  of  Operations


Three  Months  Ended  June  30,  2004  and  2003

                                 2004         2003

REVENUE. . . . . . . . . .  $   502,700   $ 1,278,743
COST OF SALES. . . . . . .      492,159     1,210,340
                            -------------------------
GROSS PROFIT . . . . . . .       10,541        68,403
EXPENSES (page 6). . . . .      353,256       378,222
                            -------------------------
OPERATING LOSS . . . . . .     (342,715)     (309,819)
                            -------------------------
OTHER
Interest and other income.       (3,263)       (7,260)
Foreign exchange . . . . .          281           (30)
Interest expense . . . . .       26,127        21,283
                            -------------------------
                                 23,145        13,993
                            -------------------------
LOSS BEFORE INCOME TAXES .     (365,860)     (323,812)
Deferred income taxes. . .      (48,000)      (38,000)
                            =========================
NET LOSS . . . . . . . . .  $  (317,860)  $  (285,812)
                            =========================
BASIC LOSS PER SHARE . . .  $     (0.02)  $     (0.02)
                            =========================
WEIGHTED AVERAGE NUMBER
OF SHARES (note 6) . . . .   20,314,300    16,683,300
                            =========================

CINTEL  CORP.
Consolidated  Statement  of  Stockholders'  Equity
Six  Months  Ended  June  30,  2004  and  2003



                                  PAID IN    ACCUMULATED
                                 CAPITAL IN     OTHER        TOTAL
                                 NUMBER OF     CAPITAL     EXCESS OF    COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                   SHARES       STOCK      PAR VALUE    INCOME (LOSS)      DEFICIT         EQUITY

Balance, January
  1, 2003              8,431,000  $      8,431  $4,465,439  $      (47,125)  $ (1,481,936)  $    2,944,809
Employee stock
  options vested               -             -      45,678               -              -           45,678
Foreign exchange
  on translation               -             -           -         (42,858)             -          (42,858)
Net Loss                       -             -           -               -       (714,398)        (714,398)
                       -----------------------------------------------------------------------------------
Balance, June
  30, 2003             8,431,000  $      8,431  $4,511,117  $      (89,983)  $ (2,196,334)  $    2,233,231
                       ===================================================================================
Balance, January
  1, 2004             20,314,300  $     20,314  $4,427,330  $      (38,627)  $ (3,017,876)  $    1,391,141
Foreign exchange
  on translation               -             -           -          47,065              -           47,065
Net Loss                       -             -           -               -       (676,165)        (676,165)
                       ===================================================================================
Balance, June
  30, 2004            20,314,300  $     20,314  $4,427,330  $        8,438   $ (3,694,041)  $      762,041
                      ====================================================================================

                                                -6-

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Six  Months  Ended  June  30,  2004  and  2003

                             2004      2003
EXPENSES
Salaries . . . . . . . .  $193,799   248,651
Research and development   193,149  $298,662
Depreciation . . . . . .   102,604    77,062
Professional fees. . . .    89,309    76,376
Rent . . . . . . . . . .    39,382    41,520
Travel . . . . . . . . .    35,140    15,263
Employee benefits. . . .    31,817    29,230
Repairs and maintenance.    23,597    43,560
Office and general . . .    16,650    12,493
Entertainment. . . . . .    11,810    15,978
Advertising. . . . . . .    10,981     2,923
Communications . . . . .    10,899    12,156
Taxes and dues . . . . .     8,337    15,776
Royalties. . . . . . . .     4,958     5,026
Insurance. . . . . . . .     3,203    11,158
Bad debts. . . . . . . .         -   (24,261)
                          ------------------
                          $775,635  $881,573
                          ==================

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Three  Months  Ended  June  30,  2004  and  2003

                              2004      2003
EXPENSES
Salaries . . . . . . . .  $112,614   102,205
Depreciation . . . . . .    51,696    45,878
Professional fees. . . .    38,090    37,726
Research and development    34,375  $ 94,554
Rent . . . . . . . . . .    25,693    25,410
Travel . . . . . . . . .    20,615     8,152
Employee benefits. . . .    17,718    13,134
Repairs and maintenance.    17,660    43,560
Entertainment. . . . . .    11,810    11,540
Office and general . . .     7,771     1,565
Communications . . . . .     5,331     6,078
Taxes and dues . . . . .     3,101     7,271
Royalties. . . . . . . .     2,478     2,467
Advertising. . . . . . .     2,380     1,237
Insurance. . . . . . . .     1,924     1,706
Bad debts. . . . . . . .         -   (24,261)
                          ------------------
                          $353,256  $378,222
                          ==================

CINTEL  CORP.
Consolidated  Statement  of  Cash  Flows
Six  Months  Ended  June  30,  2004  and  2003

                                                           2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . .  $ (676,165)  $(714,398)
Adjustments for working capital and non-cash items:
Depreciation. . . . . . . . . . . . . . . . . . . .     102,604      77,062
Income taxes. . . . . . . . . . . . . . . . . . . .           -      (5,129)
Employee stock options vested . . . . . . . . . . .           -      45,678
Accounts receivable . . . . . . . . . . . . . . . .   1,077,141     748,058
Inventory . . . . . . . . . . . . . . . . . . . . .     (69,382)     48,940
Prepaid and sundry assets . . . . . . . . . . . . .      70,039      65,915
Loans receivable. . . . . . . . . . . . . . . . . .      (8,251)    284,983
Deferred taxes. . . . . . . . . . . . . . . . . . .    (135,198)   (120,701)
Accounts payable. . . . . . . . . . . . . . . . . .    (692,619)   (201,582)
                                                     ----------------------
                                                       (331,831)    228,826
                                                     ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment. . . . . . . . . . . . . .     (28,974)   (465,805)
                                                     ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable . . . . . . . . . . . . . . . . . . .      60,313     (19,832)
                                                     ----------------------
FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS . . .       8,375           -
                                                     ----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . .    (292,117)   (256,811)
CASH AND CASH EQUIVALENTS - BEGINNING OF  YEAR. . .     534,567     778,891
                                                     ----------------------
CASH AND CASH EQUIVALENTS - END OF YEAR . . . . . .  $  242,450   $ 522,080
                                                     ======================

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

3.     CASH  AND  CASH  EQUIVALENTS

The following amounts included in cash and cash equivalents are restricted for use by the Company:

a) The company has provided $117,664 as security for bank loans to employees to purchase the Company's shares.

b) The company has provided $121,590 as security for one of the bank loans described in note 5. The loan will mature on November 12, 2004.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

4.     EQUIPMENT

Equipment is comprised as follows:
                                                     2004                         2003
                                                  ACCUMULATED                  Accumulated
                                         COST     DEPRECIATION         Cost    Depreciation
                                    -------------------------------------------------------

Furniture and fixtures . . . . . .  $      23,799  $ 18,414      $      22,988  $ 13,770
Equipment. . . . . . . . . . . . .        558,931   400,601            502,171   299,375
Vehicles . . . . . . . . . . . . .         13,443    12,098             12,985     9,089
Software . . . . . . . . . . . . .        622,735   191,894            571,924    43,153
                                    ----------------------------------------------------
                                    $   1,218,908  $623,007      $   1,110,068  $365,387
                                    ----------------------------------------------------
Net carrying amount. . . . . . . .                 $595,901                     $744,681
                                                   --------                     --------

5.     LOANS  PAYABLE

                                                                         2004        2003
                                             CURRENT     LONG-TERM      TOTAL        Total

Bank loans. . . . . . . . . . . . . . . . .  $1,302,750   $      -   $1,302,750   $1,090,570
Promissory Note . . . . . . . . . . . . . .      39,000          -       39,000       15,000
Government loans (1, 2, 3, & 4) . . . . . .      27,728     61,985       89,713      119,020
Discount of interest-free government loans.      (2,300)   (10,493)     (12,793)      (9,954)
                                             -----------------------------------------------
                                             $1,367,178   $ 51,492   $1,418,670   $1,214,636

Bank  Loans

Bank loans bear interest at 6.9% to 7.97% and mature in December 2004. The loans are repayable upon maturity. The loans are secured by a guarantee by the Korean Technology Credit Guarantee Fund to a maximum of $443,000, a limited guarantee by the chief executive officer and cash collateral of $121,590 as described in note 3b.

Promissory  Note

The  promissory  note  is  non-interest  bearing,  unsecured  and due on demand.

Government  Loan  #1

The loan is non-interest bearing, repayable in annual payments of $15,582 and matures July 2005.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

6.     CAPITAL  STOCK

Authorized
     50,000,000  common  shares,  par  value  $0.001  per  share

                                              2004              2003
Issued
     20,314,300  common  shares
      (2003  - 8,431,000)                $     20,314       $    8,431

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

                        2004   2003
Interest rate. . . . .   6.5%   6.5%
Expected volatility. .    70%    70%
Expected life in years     6      6

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
June  30,  2004  and  2003

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No outstanding options vested in the six months ended June 30, 2004 (2003; $45,678). The 2003 amounts have been expensed in the statements of operations.

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

b) The Company is committed to a lease obligation which expires in June 2005. Future minimum annual payments (exclusive of taxes and insurance) under the lease are as follows:

                       2005              $     64,000
                                         ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING  STATEMENTS
---------------------------

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate,"
"expect,"  "may,"  "project,"  "intend"  or  similar  expressions.   These
forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ.

1.  General

Founded in 1997, CinTel Co., Ltd. (CinTel), a cutting edge technology company, introduced Korea's first dynamic server load balancer, which we believe has now proven to be a world-class product. CinTel's award winning Internet Traffic
Management (ITM) solutions are marketed to customers around the world, helping them to improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content). Today, CinTel is a public company listed on the OTCBB (Symbol: CNCN). CinTel is also a network integration provider and value-added reseller for various network solutions including a new solid state disk solution.

CinTel provides a comprehensive line of advanced ITM solutions that help network operators meet the growing need to manage Web access, secure content, improve users' experiences, and reduce server loads and bandwidth demands.

CinTel has also entered into a strategic alliance with Curtis, Inc. for the sale of memory disks (solid state disks) in Korea and other Asian markets. In addition, CinTel plans to integrate CinTel's iCache and i2one products with Curtis' product line. As a result of such strategic alliances with Curtis, Inc., CinTel will expand its System Performance Improvement (SPI) solutions in memory disks and system performance improvement consulting to meet the growing market demand for large transaction processing.

In addition, a joint research effort with IBM on a revolutionary DVS system should open CinTel's future star market. Since the demands of the DVS market has increased rapidly with high growth rates in various areas including government and other large public groups, CinTel believes investing in DVS research will develop highly advanced and competitive systems for tomorrow's DVS market.

2.  Results  of  Operations

Our sales revenue for the six month period ended June 30, 2004 was $809,496, compared to $2,282,053 for the comparable period ended June 30, 2003. Our operating loss for the six month period ended June 30, 2004 was $(751,319). Our operating loss for the six month period ended June 30, 2003 was $(794,137). Although total revenues for the six month period ended June 30, 2004 were lower than the same period ended June 30, 2003, we expect that our investment and effort in our new solution's sales activity in second quarter will generate increased revenue and improve our financial position. Results of operations for the quarter ended June 30, 2004 when compared with the quarter ended June 30, 2003, demonstrate similar dynamics to the comparison of the six month periods ended June 30, 2004 and 2003 respectively. We believe the Company is now on course to grow its revenue in such a way that profitability from business operations will begin to emerge.

We believe the shift from a gross deficit to a gross margin will happen through the remainder of this fiscal year as a result of recently introduced marketing and development activities such as (a) efforts to expand our market to the US and Europe, and (b) developing new products (e.g., DVS solution and iLog). In addition, we believe our new product line of SST-V1 will provide increased revenues in the IT field in the Asian market by increasing demands in the high-performance and low-costing Memory Disk market in this area.

3.  Recent  Events

On May 25, 2004, the Company announced that it entered into a Reseller and Co-marketing Agreement for the sale of Storage Attached Network (SAN) switches with Seoul Electron Ltd. CinTel also supplied a SAN switching solution to Hyundai Motor Co. in the amount of $35,000.

Seoul Electron is a specialized storage System Integration (SI) company and one of the largest SAN system integration companies in Korea. It had $13 Million in revenue in 2003 and has been listed on the KOSDAQ market since 1999.

With this alliance, CinTel acquired the right to market Brocade's Silkworm, one of the top-selling SAN solutions in the world, domestically. Additionally, CinTel will take this opportunity to attempt to gain an upper hand in the data storage market, by integrating its ITM solution with SAN solutions.

"The Data Backup market is dramatically growing in Korea. We will expand our markets into the Disaster Recovery (DR) and SAN backup solution fields for clients in finance, press/media, manufacturing and government with aggressive marketing and sales focus on our existing customer base," CinTel's CEO, Mr. Sang Don Kim explained. He added, "Hyundai is a world-renown corporation, and we are proud of our sales and technology force that have proven themselves by securing this supply agreement providing SAN solutions to Hyundai Motor Co."

CinTel's Sales Director, Mr. Jin Yong Kim said, "The SAN switch will be used in Hyundai Motor Co.'s new information system, and we are confident they will be pleased with our services. We at CinTel expect additional purchases from Hyundai for SAN backup solutions by the end of 2004 that are much larger than the amount procured under this current agreement."

On May 27, 2004, the Company announced that it has provided Korea South-East Power Co., Ltd. (KOSEP) with its cache server (iCache 3030) for use at KOSEP's thermal power plants in Yonghung and Yondong. The Yonghung and Yondong Thermal Power Plants are KOSEP's main power plants and supply over 1,925MW of electronic power per year. They are a vital part of Korea's infrastructure. Prior to the introduction of CinTel's iCache, these Power Plants suffered from a rise in the number of Internet users creating traffic bottlenecks on their Internet line.

CinTel's CTO, Mr. Seo Kil Won said ``We focused on the requirements of our customer who's concern was the business traffic between its power plants and their head offices in Seoul. In addition to providing our iCache product, we recommended that they divide their WAN line into Internet and Intranet lines.'' He added ``We are confident that we helped them solve their Internet traffic problem.'' iCache is one of the top selling caching solutions in Korea and was acknowledged as the top model in Korea Telecom (KT) International Backbone Cache System Bid in 2003. CinTel expects that it will fulfill substantial orders from KOSEP for cache servers this year.

On July 6, 2004, the Company announced that it has entered into a strategic alliance with Curtis, Inc. ("Curtis") for the sale of memory disks (solid state disks). We will expand our System Performance Improvement (SPI) solutions in memory disks and system performance improvement consulting to meet the growing market demand for large transaction processing. The agreement calls for the Company to receive the exclusive right to sell Curtis' product line in Korea under the name "SST-V1". In addition, the companies plan to integrate CinTel's iCache and i2one products with Curtis' product line. The performance and reliability of Curtis' memory disk solutions are well proven with some 20,000 memory disks already having been sold in the U.S., Europe and Southeast Asia.

Memory disks are storage devices designed for the quicker processing speeds of SRAM, DRAM and SDRAM. They deliver processing rates over 100 times quicker than existing magnetic hard disks, and are considered the ideal solution for improved server performance through integration into a server's components. While competitors' products can only be used as PCI-type storage or as external memory disks, CinTel's memory disk solution can be used for multiple purposes, along the same lines as current magnetic disks. The memory disks can be deployed easily in already installed server systems, and used as SAN storage consisting of arrays. The SCSI, FC-type memory disk comes in two versions, a 1 inch and
1.6 inch and supports up to a maximum of 18GB. Because a standard disk is also utilized, automatic backup can be done easily in 10 minutes, regardless of capacity. The SST-V1-SAN-1T (1TByte) supports 32GB/sec max bandwidth, and can process data at

400MB/sec (FC Type) per memory disk. In comparison, 10,000RPM magnetic disks can process data at around 5MB/sec.

James Lee, managing director of CinTel's SST-V1 team said, "Beyond delivering this sheer improvement of system performance, the focus of this new business will be to advise businesses in methods of gaining these extraordinary performance improvements and to make memory disks ubiquitous. The memory disks flexibility for use along the lines of standard hard disks makes it an easy solution to apply to any field needing quick data processing." CinTel plans to market SST-V1 to large enterprises, financial institutions, e-commerce providers, telecoms and government computing installations who are looking to improve their services to customer's by increasing computing performance. CinTel has the exclusive right to sell this OEM product in Korea and plans to expand it into Singapore, Malaysia and Indonesia using the sales forces of CinTel's resellers.

On  July  14,  2004,  the Company announced that Research Works, Inc., an equity research firm, has initiated coverage and published a sponsored report on CinTel, an Internet Traffic Management solution provider. The report is available online through Stocks on the Web, the web-publishing division of Research Works, at www.stocksontheweb.com/cncn.htm.
                      -------------------------------

* About Research Works, Inc.: Research Works was founded in 1992 and focuses on small-cap and micro-cap companies. The Company's principal objective is to discover undervalued small companies and help them achieve fair value for their stocks by producing high-quality research reports that are grounded in fundamental analysis and employ state-of-the-art equity valuation models.

On Aug. 11, 2004, the Company announced that it has won the '2004 Korea Emerging High-Quality Technology Award' for its new business of 'Solid-State Disks' (SST-V1) and its 'System Performance Improvement Consulting'. The Seoul Economy Daily, established in 1960, is one of the key economy publications in Korea with daily circulation of 200,000. The Korea Emerging High-Quality Technology Award is awarded by the Seoul Economy Daily to contributors who advance the Korean IT and manufacturing industries. They selected the top business enterprise companies from some 5,000 companies in each industrial category. Typically, prize winners benefit from the associated publicity gaining added research opportunities, peer technical acknowledgements and sales opportunities.

CinTel's SST-V1 Solid-State Disk Solution was developed to improve input/output speed of existing server systems that require higher speeds due to the ever evolving complexity of information environments. The SST-V1 improves system efficiency of customers' sites when used independently or with existing server systems, at the customers' option. Sang Don Kim, CinTel's CEO said, "This award is our reward for meticulous and persistent hard-work. It highlights the benefits of Solid-State Disk Solutions and the associated system performance improvements by focusing on the dramatic benefits. We are confident we will achieve our target goals with our SST-V1 business."

4.  Projections

Management believes that its current business development plans will increase the business of CinTel significantly over the next twelve months. Management believes that it can achieve operating income of $2,822,000 during that time on revenues of $18,728,000 against cost of sales of $12,967,000 and operating expenses of $2,938,000. It should be noted that these projections are in stark departure from the operating results CinTel experienced in 2003 and are premised upon management's belief that it can significantly grow its business during the next twelve months and that the growth will lead to profitable operations. Especially, new memory disk solution is gaining great interest from government and large research firms with its low-cost & highly-improved process transaction performance upgrading capability. Management also believes that this increased revenue shall provide strong supporting power for R&D including next generation ITM solution developing and DVS research with IBM. These projections are further premised upon the following assumptions of management.

-  We  assume  a  slow-growth  economy  without  major  recession.
- We assume of course that there are no unforeseen changes in technology to make products immediately obsolete.
- Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the projections of this paragraph and presents, to the best of management's knowledge and belief, the company's expected assets, liabilities, capital, revenues, and expenses. The projections reflect management's judgment of the expected conditions and its expected course of action, given the hypothetical assumptions.

                                   -19

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

5.  Trends

We expect that there will be no negative impact on our business in the future. The popularity of the Internet has resulted in an ever-increasing number of users transmitting rapidly increasing volumes of data, with the data getting more complex. The number of web users is expected to increase, as the broadband becomes much more common and widely spread. Increasingly, content providers are incorporating audio and video into their sites. Consumers are steadily increasing the duration of online sessions with the broadband connections. The end result of such a mass scale usage is congestion. The Internet has also evolved into the platform for many mission-critical applications, such as e-commerce/e-learning and financial business. In other words, wherever we find the Internet and web, there will be a market for the ITM solutions and importance of it will increase more and more. The upside potential for the ITM industry, specially caching field, over the next two years is significant and expansion by acquisition is a must in order to survive this industry, reflecting the current trend of networking technology that is a merging of technologies into one.

6.  Liquidity

As of June 30, 2004, CinTel had cash and cash equivalents totaling $242,450. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, CinTel plans to focus on new business enterprises and expanding its global market through mergers with alliance partners in the United States. In order to pursue these plans aggressively, we will need additional investment capital. We have not decided at this time how this money is to be raised. We anticipate, however, that it will be through the issuance of capital stock or bonds.


7.  Off  Balance  Sheet  Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM  3  -  CONTROLS  AND  PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                      -20

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

Not  Applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  Applicable.

ITEM  5.  OTHER  INFORMATION.

Not  Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits

EXHIBIT
NUMBER   DESCRIPTION


         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
   31.1      Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

           Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and
   31.2      Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
   32.1      as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

           Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350,
   32.2      as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*


     (b)  Reports  on  Form  8-K.

Not  Applicable

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     August  16,  2004

                                       CINTEL  CORP.


                                       By:  /s/ Sang Don Kim
                                            -------------------------------
                                       Name:   Sang Don Kim
                                       Title:  Chief Executive Officer


                                       By:  /s/ Kyo Jin Kang
                                            -------------------------------
                                       Name:   Kyo Jin Kang
                                       Title:  Principal Financial Officer
                                               Principal Accounting Officer