Form 10QSB
period 2004-09-30
CINTEL CORP
filed 2004-11-22
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ________________________
                                   FORM 10-QSB


(Mark  One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2004

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

          Commission  file  number:  333-100046
                                     ----------

                                  CINTEL CORP.
     (Exact  name  of  Registrant  as  specified  in  its  charter)
                              ____________________

NEVADA
(State or other Jurisdiction of                               52-2360156
 Incorporation or organization).                        (IRS Employer I.D. No.)



                           ___________________________
                             1001 W. CHELTENHAM AVE.
                             MELROSE PARK, PA  19027
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

                                [X]  Yes    [  ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004: 20,944,300 shares of common stock, $.001 par value per share.

                                  CINTEL CORP.


                                   FORM 10-QSB


                                      INDEX





PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements Periods Ended
         September 30, 2004 and 2003 (unaudited)
         Consolidated Balance Sheets. . . . . . . . . . . . . . . . .   3
         Consolidated Statement of Operations . . . . . . . . . . . .   4-5
         Consolidated Statements of Changes in Stockholders' Equity .   6
         Consolidated Schedule of Expenses. . . . . . . . . . . . . .   7-8
         Consolidated Statement of Cash Flows . . . . . . . . . . . .   9
         Notes to Consolidated Financial Statements . . . . . . . . .   10-17

Item 2.  Management's Discussion and Analysis or Plan of Operation . .  17

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  21


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  21

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .  21

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .  21

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  21

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  21

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART I

CINTEL  CORP.
Consolidated  Balance  Sheets
September  30,  2004  and  2003
                                                  2004        2003
                                     ASSETS

CURRENT
Cash and cash equivalents (note 3) . .  $       258,725   $   345,997
Accounts receivable (net of allowance
 for doubtful accounts of
 $414,133; 2003 - $139,934)                   1,330,677     3,285,885
Inventory. . . . . . . . . . . . . . .          250,974       333,080
Prepaid and sundry assets. . . . . . .          110,706       318,506
Loans receivable . . . . . . . . . . .            4,846             -
Deferred taxes . . . . . . . . . . . .          118,412        64,453
                                        -----------------------------

                                              2,074,340     4,347,921
DEFERRED TAXES . . . . . . . . . . . .          576,743       353,567
EQUIPMENT (note 4) . . . . . . . . . .          555,273       727,770
INVESTMENTS. . . . . . . . . . . . . .           43,609        43,740
                                        -----------------------------
                                        $     3,249,965   $ 5,472,998
                                        =============================
LIABILITIES
CURRENT
Accounts payable . . . . . . . . . . .  $     1,008,171   $ 2,088,770
Loans payable - current (note 5) . . .        1,549,820     1,210,372
                                        -----------------------------
                                              2,557,991     3,299,142
LOANS PAYABLE (note 5) . . . . . . . .           51,439        48,548
                                        -----------------------------
                                              2,609,430     3,347,690
                                        -----------------------------
STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 6) . . . . . . . .           20,944        20,314
PAID IN CAPITAL. . . . . . . . . . . .        4,486,600     4,427,330
ACCUMULATED OTHER COMPREHENSIVE
 INCOME (LOSS) . . . . . . . . . . . .            6,145         7,183
ACCUMULATED DEFICIT. . . . . . . . . .       (3,873,154)   (2,329,519)
                                        -----------------------------

                                                640,535     2,125,308
                                        -----------------------------
                                        $     3,249,965   $ 5,472,998
                                        =============================

APPROVED  ON  BEHALF  OF  THE  BOARD
        "SANG  DON  KIM"                        "KYO  JIN  KANG"
------------------------------------    -----------------------------
            Director                                Director

CINTEL  CORP.
Consolidated  Statement  of  Operations
Nine  Months  Ended  September  30,  2004  and  2003

                                                       2004     2003

REVENUE
Finished goods. . . . . . . . . . . . . . . . .  $   535,537   $ 1,254,505
Merchandise . . . . . . . . . . . . . . . . . .      798,712     2,578,192
Services. . . . . . . . . . . . . . . . . . . .       33,941        10,762
                                                 -------------------------
                                                 $ 1,368,190   $ 3,843,459
COST OF SALES
Finished goods. . . . . . . . . . . . . . . . .  $   396,771   $   890,660
Merchandise . . . . . . . . . . . . . . . . . .      780,190     2,671,978
                                                 -------------------------

                                                   1,176,961     3,562,638
                                                 -------------------------


GROSS PROFIT. . . . . . . . . . . . . . . . . .      191,229       280,821
EXPENSES (page 6) . . . . . . . . . . . . . . .    1,108,999     1,229,507
                                                 -------------------------


OPERATING LOSS. . . . . . . . . . . . . . . . .     (917,770)     (948,686)
                                                 -------------------------


OTHER
Interest and other income . . . . . . . . . . .      (12,338)      (17,229)
Foreign exchange. . . . . . . . . . . . . . . .        1,093           176
Interest expense. . . . . . . . . . . . . . . .      111,753        76,950
                                                 -------------------------


                                                     100,508        59,897
                                                 -------------------------


LOSS BEFORE INCOME TAXES. . . . . . . . . . . .   (1,018,278)   (1,008,583)
Deferred income taxes . . . . . . . . . . . . .     (163,000)     (161,000)
                                                 -------------------------


NET LOSS. . . . . . . . . . . . . . . . . . . .  $  (855,278)  $  (847,583)
                                                 =========================
BASIC LOSS PER SHARE. . . . . . . . . . . . . .  $     (0.04)  $     (0.05)
                                                 =========================
WEIGHTED AVERAGE NUMBER OF
 SHARES (note 6). . . . . . . . . . . . . . . .   20,455,411    16,683,300
                                                 =========================

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended September 30, 2004 and 2003
                                  2004          2003

REVENUE
Finished goods. . . . . . .  $   387,965   $   585,179
Merchandise . . . . . . . .      160,080       966,149
Services. . . . . . . . . .       10,650        10,077
                             -------------------------
                             $   558,695   $ 1,561,405
COST OF SALES
Finished goods. . . . . . .  $   232,524   $   298,446
Merchandise . . . . . . . .      150,325     1,026,015
                             -------------------------
                                 382,849     1,324,461
GROSS PROFIT. . . . . . . .      175,846       236,944
EXPENSES (page 6) . . . . .      342,298       391,494
                             -------------------------
OPERATING LOSS. . . . . . .     (166,452)     (154,550)
                             -------------------------
OTHER
Interest and other income .       (2,073)       (4,669)
Foreign exchange. . . . . .            -           287
Interest expense. . . . . .       61,735        24,018
                             -------------------------
                                  59,662        19,636
                             -------------------------
LOSS BEFORE INCOME TAXES. .     (226,114)     (174,186)
Deferred income taxes . . .      (47,000)      (41,000)
                             -------------------------
NET LOSS. . . . . . . . . .  $  (179,114)  $  (133,186)
                             =========================
BASIC LOSS PER SHARE. . . .  $     (0.01)  $     (0.01)
                             =========================
WEIGHTED AVERAGE NUMBER OF
 SHARES (note 6). . . . . .   20,737,634    16,683,300
                             =========================

                           -5-

CINTEL  CORP.
Consolidated  Statement  of  Stockholders'  Equity
Nine  Months  Ended  September  30,  2004  and  2003

                                                    PAID IN    ACCUMULATED
                                                   CAPITAL IN     OTHER                     TOTAL
                             NUMBER OF    CAPITAL   EXCESS OF  COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                               SHARES      STOCK    PAR VALUE   INCOME (LOSS) DEFICIT      EQUITY
                             ------------------------------------------------------------------------
Balance, January 1, 2003. .   8,431,000   $ 8,431   $4,465,439   $(47,125)  $(1,481,936)  $2,944,809
Common shares cancelled
 for no consideration . . .  (4,800,000)   (4,800)       4,800          -             -            -
Common shares issued
 on acquisition of Cintel
 Co., Ltd.. . . . . . . . .  16,683,300    16,683      (88,586)         -             -      (71,903)
Employee stock options
 vested . . . . . . . . . .           -         -       45,677          -             -       45,677
Foreign exchange on
 translation. . . . . . . .           -         -            -     54,308             -       54,308
Net Loss. . . . . . . . . .           -         -            -          -      (847,583)    (847,583)
                             ------------------------------------------------------------------------
Balance, September 30, 2003  20,314,300   $20,314   $4,427,330   $  7,183   $(2,329,519)  $2,125,308
                             ========================================================================
Balance, January 1, 2004. .  20,314,300   $20,314   $4,427,330   $(38,627)  $(3,017,876)  $1,391,141
Common shares issued fo
r consulting services . . .     630,000       630       59,270          -             -       59,900
Foreign exchange on
 translation. . . . . . . .           -         -            -     44,772             -       44,772
Net Loss. . . . . . . . . .           -         -            -          -      (855,278)    (855,278)
                             ------------------------------------------------------------------------
Balance, September 30, 2004  20,944,300   $20,944   $4,486,600   $  6,145   $(3,873,154)  $  640,535
                             ========================================================================

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Nine  Months  Ended  September  30,  2004  and  2003
     2004     2003

EXPENSES
Salaries . . . . . . . .  $  292,046     373,136
Research and development     230,978  $  350,179
Professional fees. . . .     168,934     108,820
Rent . . . . . . . . . .      62,527      67,093
Employee benefits. . . .      49,026      55,779
Repairs and maintenance.      14,663           -
Travel . . . . . . . . .      35,378      33,044
Office and general . . .      23,798      23,241
Communications . . . . .      23,268      18,204
Entertainment. . . . . .      21,632      19,460
Taxes and dues . . . . .      15,058      23,387
Advertising. . . . . . .      10,981      31,725
Royalties. . . . . . . .       7,424       7,496
Insurance. . . . . . . .       3,378      14,293
Bad debts. . . . . . . .           -     (24,652)
Depreciation . . . . . .     149,908     128,302
                          ----------------------
                          $1,108,999  $1,229,507
                          ======================
                                -7-

CINTEL  CORP.
Consolidated  Schedule  of  Expenses
Three  Months  Ended  September  30,  2004  and  2003


                              2004     2003

EXPENSES
Salaries . . . . . . . .  $ 98,247   124,485
Research and development    37,829  $ 51,517
Professional fees. . . .    79,625    32,444
Rent . . . . . . . . . .    23,145    25,573
Employee benefits. . . .    17,209    26,549
Communications . . . . .    12,369     6,048
Entertainment. . . . . .     9,822     3,482
Office and general . . .     7,148    10,748
Taxes and dues . . . . .     6,721     7,611
Royalties. . . . . . . .     2,466     2,470
Travel . . . . . . . . .       238    17,781
Insurance. . . . . . . .       175     3,135


Advertising. . . . . . .         -    28,802
Bad debts. . . . . . . .         -      (391)
Depreciation . . . . . .    47,304    51,240
                          ------------------
                          $342,298  $391,494
                          ==================


                             -8-

CINTEL  CORP.
Consolidated  Statement  of  Cash  Flows
Nine  Months  Ended  September  30,  2004  and  2003

                                                        2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . .  $ (855,278)  $(847,583)
Adjustments for working capital and
 non-cash items:
Depreciation. . . . . . . . . . . . . . . . . . . .     149,908     128,302
Income taxes. . . . . . . . . . . . . . . . . . . .           -      (5,152)
Employee stock options vested . . . . . . . . . . .           -      45,677
Accounts receivable . . . . . . . . . . . . . . . .   1,071,040     232,617
Inventory . . . . . . . . . . . . . . . . . . . . .     (96,871)   (101,452)
Prepaid and sundry assets . . . . . . . . . . . . .      45,339      99,996
Deferred taxes. . . . . . . . . . . . . . . . . . .    (163,000)   (160,750)
Accounts payable. . . . . . . . . . . . . . . . . .    (695,097)    445,142
Common stock issued for consulting services . . . .      59,900           -
                                                     ----------------------
                                                       (484,059)   (163,203)
                                                     ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment, net . . . . . . . . . . .       2,910    (509,803)
Loans receivable. . . . . . . . . . . . . . . . . .      (4,803)    287,004
                                                     ----------------------
                                                         (1,893)   (222,799)
                                                     ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable . . . . . . . . . . . . . . . . . . .     193,286     (62,346)
                                                     ----------------------
FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS . . .      16,824      15,453
                                                     ----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . .    (275,842)   (432,895)
CASH AND CASH EQUIVALENTS - BEGINNING OF  YEAR. . .     534,567     778,892
                                                     ----------------------
CASH AND CASH EQUIVALENTS - END OF YEAR . . . . . .  $  258,725   $ 345,997
                                                     ======================
INTEREST AND INCOME TAXES PAID
During the year, the company had cash flows arising
 from interest and income taxes paid as follows:
Interest paid . . . . . . . . . . . . . . . . . . .  $  107,877   $  69,505
                                                     ======================
Income taxes paid . . . . . . . . . . . . . . . . .  $        -   $       -
                                                     ======================

                                    -9-

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003


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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003

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

3.     CASH  AND  CASH  EQUIVALENTS
The following amounts included in cash and cash equivalents are restricted for use by the Company:

a) The company has provided $117,328 as security for bank loans to employees to purchase the Company's shares. As at September 30, 2004, the loans outstanding amounted to approximately $98,000.

b) The company has provided $121,242 as security for one of the bank loans described in note 5. The loan will mature on November 12, 2004.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003


4.     EQUIPMENT

Equipment  is  comprised  as  follows:

                                    2004                   2003

                                  ACCUMULATED            Accumulated
                           COST  DEPRECIATION     Cost  Depreciation
                        ------------------------------------------

Furniture and fixtures  $   34,185  $ 19,849  $   23,845  $ 15,431
Equipment. . . . . . .     565,651   424,680     519,137   328,426
Vehicles . . . . . . .      13,429    12,756      13,469    10,102
Software . . . . . . .     622,090   222,797     623,954    98,676
                        ------------------------------------------
                        $1,235,355  $680,082  $1,180,405  $452,635
                        ------------------------------------------
Net carrying amount. .              $555,273              $727,770
                                    --------              --------

5.     LOANS  PAYABLE



                                                                        2004          2003
                                               CURRENT  LONG-TERM       TOTAL        Total
                                             -----------------------------------------------
Bank loans. . . . . . . . . . . . . . . . .  $1,214,640   $      -   $1,214,640   $1,131,260
Promissory note . . . . . . . . . . . . . .      39,000          -       39,000       39,000
Government loans (1, 2, 3 & 4). . . . . . .      27,700     61,921       89,621       95,677
Discount of interest-free government loans.      (2,298)   (10,482)     (12,780)      (7,017)
Notes payable (1, 2 & 3). . . . . . . . . .     270,778          -      270,778            -
                                             -----------------------------------------------
                                             $1,549,820   $ 51,439   $1,601,259   $1,258,920
                                             ===============================================

Bank Loans

Bank loans bear interest at 6.6% to 8.77% with different maturities from October to December 2004. The loans are repayable upon maturity. The loans are secured by a guarantee by the Korean Technology Credit Guarantee Fund to a maximum of $443,000, a limited guarantee by the chief executive officer and cash collateral of $121,242 as described in note 3b.

Promissory  Note

The  promissory  note  is  non-interest  bearing,  unsecured  and due on demand.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
September  30,  2004  and  2003

5.     LOANS  PAYABLE  (cont'd)

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

Note  Payable  #1

Note Payable of approximately $36,500 is non-interest bearing, unsecured and due on demand.

Note  Payable  #2

Note Payable of approximately $43,500 bears interest at 5% per month and is due on maturity in October 2004.

Note  Payable  #3

Note Payable of approximately $190,778 bears interest at 4% per annum and is due on maturity in November 2004.

6.     CAPITAL  STOCK
Authorized
     50,000,000  common  shares,  par  value  $0.001  per  share

                                                            2004     2003

Issued
     20,944,300  common  shares  (2003 - 20,314,300) $     20,944 $ 20,314
                                                     ======================


     In June 2004, 300,000 common shares were issued for consulting services at the value of $33,000.
                                    -15-

     In July 2004, 160,000 common shares were issued for consulting services at the value of $12,800.

     In August 2004, 50,000 common shares were issued for consulting services at the value of $4,500.

     In September 2004, 120,000 common shares were issued for consulting services at the value of $9,600.

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



In 1999, the Board of Directors of Cintel Korea adopted an option plan to allow employees to purchase ordinary shares of the Cintel Korea.

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No outstanding options vested in the six months ended September 30, 2004 (2003; $45,678). The 2003 amounts have been expensed in the statements of operations. The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

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

b) The Company is committed to a lease obligation which expires in June 2005. Future minimum annual payments (exclusive of taxes and insurance) under the lease are as follows:

                   2005     $     48,000
                            ------------

c) On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. The purchase price of said shares purchased under the agreement, with respect to any advance, will be equal to 98% of the lowest closing bid price of the Common Stock on the listed market for the five days immediately following the notice date for the advance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS
-------------------------------------------------------------

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

2.  General

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

3.  Results  of  Operations

Our sales revenue for the nine month period ended September 30, 2004 was $1,368,190, compared to $3,843,459 for the comparable period ended September 30, 2003. Our operating loss for the nine month period ended September 30, 2004 was $(917,770). Our operating loss for the nine month period ended September 30, 2003 was $(948,686). Our interest expenses for the nine month period ended September 30, 2004 was $113,202. It has increased over 100% compared with that for the six month period ended June 30, 2004.

We believe our continued operating loss is mainly caused by an increase in production costs and interest expenses and the decrease in sales revenue is due to the recession of Korean economy. Due to the recession of the Korean economy, the competition among IT companies has been getting severe.

To overcome the unfavorable environment, the Company has focused on investment to improve its product competitiveness and attracting foreign capital. As the result, CinTel entered into a $5 million standby equity distribution agreement
(SEDA) with Cornell Capital Partners on September 14, 2004. Through the agreement, the Company will keep doing its best to expand its market to the US and Europe, and to develop new products (e.g., DVS solution and iLog). We believe the Company is now on course to grow its revenue in such a way that profitability from business operations will begin to emerge.

4.  Recent  Events

On Aug. 11, 2004, the Company announced that it won the '2004 Korea Emerging High-Quality Technology Award' for its new business of 'Solid-State Disks' (SST-V1) and its 'System Performance Improvement Consulting'. The Seoul Economy Daily, established in 1960, is one of the key economy publications in Korea with daily circulation of 200,000. The Korea Emerging High-Quality Technology Award is awarded by the Seoul Economy Daily to contributors who advance the Korean IT and manufacturing industries. It selected the top business enterprise companies from among 5,000 companies in each industrial category. Typically, prize winners benefit from the associated publicity gaining added research opportunities, peer technical acknowledgements and sales opportunities.

CinTel's SST-V1 Solid-State Disk Solution was developed to improve input/output speed of existing server systems that require higher speeds due to the ever evolving complexity of information environments. The SST-V1 improves system efficiency of customers' sites when used independently or with existing server systems, at the customers' option.
Sang Don Kim, CinTel's CEO said, "This award is our reward for meticulous and persistent hard-work. It highlights the benefits of Solid-State Disk Solutions and the associated system performance improvements by focusing on the dramatic benefits. We are confident we will achieve our target goals with our SST-V1 business." "

The Company announced on Aug. 18, 2004 that it extended its agreement with Korea Telecom (KT), Korea's largest telecommunication company, for CinTel's flagship product, the 'iCache', for an additional year. CinTel's iCache product line has been proving its outstanding performance and superior quality by outperforming its competition in several benchmark tests that were performed by KT.

KT is a world-class telecommunication solution provider with services that include ADSL, VDSL, Leased Line, Satellite, Cable Services and High Speed Internet Network Infrastructure, and a customer base exceeding 20 millions as of January 2004. In 2002 CinTel provided KT with 10 of its iCache-7020 models and in 2003 with an additional 15 of its iCache-8010 models. This year KT has added an additional 9 iCache-8010 models. CinTel's newest iCache-8010 model provides the needed processing speed and stability for KT's Kornet system, a sophisticated combination of high-speed data telecommunications and voice telephony services. CinTel's iCache-8010, enables KT to provide faster service to its customers who access global web-sites via Kornet while reducing KT's costs for international line usage. Additionally, by utilizing iCache's unique filtering services, KT is able to stabilize its telecommunication lines. CinTel plans to provide similar solutions to other large and medium ISP companies both domestically and globally as these companies seek solutions in reducing operating costs while increasing system performance. CinTel's new iCache models fulfill these needs.

On Sept. 14, 2004, the Company announced that it entered into a Standby Equity Distribution Agreement ("SEDA") with US-based investment fund Cornell Capital Partners LP ("Cornell").
Under the terms of the SEDA, Cornell has committed to provide up to $5 million of funding to CinTel over a 24 month period, to be drawn down at CinTel's discretion through the sale of CinTel's common stock to Cornell. The purchase price of said shares purchased under the SEDA, with respect to any advance, will be equal to 98% of the lowest closing bid price of the Common Stock on the listed market for the five days immediately following the notice date for the advance.

The SEDA facility may be used in whole or in part entirely at CinTel's discretion. The issuance of the shares according to the Agreement is subject to an effective registration statement.
"We  are  very  pleased  with  our  arrangement with Cornell," said Sang-Don Kim
President and CEO of the Company. "The Standby Equity Distribution Agreement will address two important needs for us -- providing a ready source of cash for general and special corporate purposes and increasing the liquidity of the market for our common stock, which should be a benefit for our shareholders," he added. In our view, the sectors, in which CinTel operates, show enormous potential," said David Ratzker VP Capital Markets at Cornell Capital. "We look forward to a long-term relationship with the Company."

On September 23, 2004, the Company announced that Shinhan Bank has selected CinTel's flagship product, the 'iCache 7020' series for its nationwide data network. One of Korea's leading financial institutions Shinhan Bank offers retail, corporate, and international banking services. The first South Korean bank to provide online banking to its customers, Shinhan has some 340 domestic branches and numerous global branch offices including Great Britain, China, Hong Kong, Vietnam, Japan and the United States. The bank restructured itself as a financial holding company in 2001 to manage its banking, insurance, investment, and securities units. From this expanded platform, Shinhan serves all major components of Korea's corporate and retail banking and financial services markets.

Shinhan Bank is part of parent company Shinhan Financial Group, one of South Korea's major financial institutions. Shinhan Financial Group, is registered with the U.S. Securities Exchange Commission and listed on the New York Stock Exchange (NYSE) since September 2003.
As one of leading bank in Korea, Shinhan Bank forecast possible excessive outgoing data traffic which can be caused by internal users in the near future; it has searched for a proper solution which can enhance the reliability and performance for its future traffic. CinTel's Technical Director, Mr. Kil Won Seo said "We made recommendations to Shinhan Bank focusing on the needs of their outgoing traffic. After the installation of icache server, the response time for internal users has decreased significantly." Mr. Sang Don Kim, CinTel's CEO added "We have provided Shinhan Bank with the world's best Internet Traffic
Management  product.  This  agreement  proves again CinTel's ability to meet the demands of world-class enterprises. Financial institutions such as Shinhan Bank put great value not only in access speed but also cost-effectiveness, stability, and reliability. Our icache series addresses these areas, giving them the comfort level they've been searching for."

On Sept. 27, 2004, the Company announced that its Vice president, Yongchol Cho, had presented at Friedland Capital's & Research Works' Equities 2004 Conference featuring companies covered by the research firm, Research Works on September 29th in New York City.
Friedland Capital brings together publicly-traded global companies at events with the financial community in a variety of industry sectors across the United States and Europe. Friedland Capital events provide companies a platform to showcase their management teams, company strategy and business plans. During this important presentation Mr. Cho presented Cintel's corporate message to key members of the investment community including portfolio managers, analysts, brokers and investment bankers.

Friedland Capital has been in business since 1979. The US based corporate finance advisory firm, Friedland Capital Inc. and its principals have assisted emerging growth companies worldwide in enhancing shareholder value and achieving their US corporate finance objectives. Friedland Capital has offices in New York, New Jersey, Chicago and Denver. Friedland Capital is also the world's largest sponsor of financial community and investment events, sponsoring over 150 conferences and luncheons annually in 18 US cities and three European cities.

The Research Works, Inc. is an equity research boutique founded in 1992 and focused on small-cap, microcap and penny stocks. Their principal objective is to discover undervalued small companies and help them achieve fair value for their stocks by producing high-quality research reports that are grounded in fundamental analysis and employ state-of-the-art equity valuation models.

5.  Projections

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

6.  Trends

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

7.  Liquidity

As of September 30, 2004, CinTel had cash and cash equivalents totaling $258,725. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, CinTel plans to focus on new business enterprises and expanding its global market through mergers with alliance partners in the United States. In order to pursue these plans aggressively, we will need additional investment capital. We have not decided at this time how this money is to be raised. We anticipate, however, that it will be through the issuance of capital stock or bonds.

8.  Off  Balance  Sheet  Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM  3  -  CONTROLS  AND  PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief
Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not  Applicable.

ITEM  5.  OTHER  INFORMATION.

Not  Applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits

EXHIBIT
NUMBER.  DESCRIPTION

         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a),
 31.1 .  promulgated under the Securities Exchange Act of 1934, as amended

         Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a),
 31.2 .  promulgated under the Securities Exchange Act of 1934, as amended

         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
 32.1 .  as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

         Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350,
 32.2 .  as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*



     (b)  Reports  on  Form  8-K.

Not  Applicable

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     November  20,  2004

                                        CINTEL  CORP.

                                        By:  /s/ Sang Don Kim
                                             -------------------------------
                                        Name:  Sang Don Kim
                                        Title: Chief Executive Officer


                                        By:  /s/ Kyo Jin Kang
                                             -------------------------------
                                        Name:  Kyo Jin Kang
                                        Title: Principal Financial Officer
                                               Principal Accounting Officer
                                -22-