Form 10KSB
period 2004-12-31
CINTEL CORP
filed 2005-04-15
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB
(Mark  One)

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
             EXCHANGE  ACT  OF  1934
                              For  the  fiscal  year  ended  December  31,  2004
                                                             -------------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
                    For  the  transition  period  from _________ to ____________

                              Commission  File  No.  333-100046
                                                     ----------

                                  CINTEL CORP.
                                  ------------
                 (Name of small business issuer in its charter)


     NEVADA                                                      52-2360156
     ------                                                      ----------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number)

1001  W.  CHELTENHAM  AVE.
MELROSE  PARK,  PA  19027                               19027
-------------------------                               -----
(Address  of  principal  executive  offices)          (Zip  Code)

Issuer's  telephone  number          (215)  782-8201
                                     ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:     none

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $ 1,525,503

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of April 14, 2005 $ 453,549.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2004 is 23,409,800.

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ] No [ X ]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BACKGROUND

We were incorporated in the State of Nevada on August 16, 1996. Our initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

On September 30, 2003, we entered into a definitive Share Exchange Agreement with CinTel Co., Ltd., a Korean corporation ("CinTel Korea") and the shareholders of CinTel Korea. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of CinTel Korea in exchange for 16,683,300 shares of our common stock. CinTel Korea was founded in 1997 and has provided various Internet Traffic Management solutions to businesses and consumers. All of our business operations are now comprised of developing, manufacturing and distributing Internet Traffic Management solutions to businesses and consumers in order to manage and control high traffic web sites.

CinTel is a company focused on developing and marketing technology solutions that enable fast and secure delivery of internet content to end users. Historically CinTel has delivered on this mission by deploying market leading Internet Traffic Management (ITM) solutions. CinTel introduced Korea's first dynamic server load balancer, and has successfully developed and marketed proven world-class ITM product lines, such as iCache, and PacketCruzTM. These award winning ITM solutions are marketed to global customers, helping them to improve delivery of internet traffic, manage service level standards (QoS: Quality of Service), and meet enterprise security mandates with tangible ROI through bandwidth cost savings for large e-commerce sites, service providers, and enterprise data centers.

Cintel, today will to continue to deliver our leading ITM enterprise technology solutions; additionally Cintel having recognized the need for economical broadband access in the marketplace, will begin to market and deploy commercial and residential Broadband Access Solutions that are far more economical than today's broadband access offerings.

CinTel is a public company listed on the OTCBB (Symbol: CNCN). The legal form of CinTel Corp. is a corporation, located in 1001 W. Cheltenham Ave., Melrose Park, PA, 19027, with its Asia Pacific office located at Dongwha Bldg. 15fl. #25-5, Yeoido-dong, Youngdeungpo-Gu, Seoul, Korea (150-708).

1.     PRINCIPAL  PRODUCTS  AND  THEIR  MARKETS

1.1     Principal  products
CinTel  Corp.  develops  two  ITM  product  lines:  iCache,  and  PacketCruzTM .
1.1.1     iCache
Cintel's flagship product, iCache is a high performance Internet cache/proxy server for accelerating content delivery for enterprise data centers, Internet Service Providers, educational institutions, and large e-commerce sites to increase traffic capacity for their server farms. iCache is specifically designed to improve the performance, scalability, security, portability, security, and manageability of high-traffic web sites that deliver content to their employees, business partners, or their customers.

iCache boasts superior algorithms, intelligent I/O and file management capability that learns to search more efficiently with increased usage. It is the only transparent web caching solution available today that does not require a separate Layer 4 switch, resulting in improved traffic management, reduced cost and eliminating the need for additional separate equipment.

By virtue of iCache development, we have technologies for massive connection management, mass object storing, and retrieving. We build our own cache object file system based on these technologies. iCache can maintain up to 50,000 concurrent connections and support about 4,000 req/sec at maximum.

iCache was the top performing solution in the prestigious 3rd and 4th annual Cache-offs, hosted by The Measurement-Factory, a worldwide cache benchmark(Polygraph) organization
(http://www.measurement-factory.com/results/public/cacheoff/N04).

1.1.2     PacketCruzTM  i2one
PacketCruzTM i2one is an automatic network management solution for small and medium-sized networks. This enables network administrators to remotely manage and monitor, offsite networks such as cyber apartments, small and medium-sized hotels/companies, and public places. This is especially useful for Internet service providers for multi-unit housing complexes, like apartments, hotels and other public places.

Our packet control technology for the control of user's packet includes packet capturing, real-time packet analysis, packet injection and ARP masquerading (patent pending). This packet control technology can be used in the form of gateway or stand-alone.

  1.1.3     PacketCruzTM  iNetKeeper

PacketCruzTM iNetKeeper is an enhanced version of PacketCruzTM i2one. It is a complete Internet gateway solution providing all the features to manage a Cyber Apartment. In Korea, Cyber Apartment residents subscribe to bundled internet service offerings such as Home Networking, Internet banking, Security monitoring, along with content subscriptions such News, Medical Advice, Real Estate information, local community service and etc.
This  is  a  list  of  functionalities  for  PacketCruzTM  iNetKeeper.
     Transparent/Directory  base  User  Authentication  Service
     Traffic  Analysis/Homepage  Redirection
     IP  Address  Management
     Enhanced  DHCP  Server
     NAT
     Firewall
     Network  Monitoring
     Integrated  Management


1.2     MARKETS

The Internet Traffic Management(ITM) market continues to expand due to three fundamental drivers: A) Demand for content delivery over the internet continues to explode. B.) The exploding demand for multi-media content types such as MP3, VoIP, and video clips, to be delivered over the internet requires massive bandwidth capacity. C.) With tight IT spending budgets, the high cost of increasing bandwidth continues to be a pain point for enterprises and service providers.

As enterprise applications continue to transition from mainframe and client/server applications into Web-based applications, the demand for improved performance from their existing infrastructure and bandwidth purchases makes web caching a compelling offering for most enterprises and service providers. The explosion in multimedia enriched content available online is also exacerbating the user experience through unacceptable network latency and dropped connections.

Audio, images and video are representing an increasingly larger share of Internet traffic. Numerous radio and television stations broadcast live on the Web. Special events, such as sports games, concerts or fashion shows, are Web-cast directly by the event organizers without going through the traditional broadcasting channels. Entire movies are becoming available for download from video-on-demand providers. In addition to the news and entertainment spaces, the role of Internet audio and video in the enterprise and in education markets is also rapidly growing.

Web-based data on the Internet is increasing at a rate beyond the ability of bandwidth extension to solve the performance problems created by the sheer volume of data. Web caching technology can solve the performance problem but, in addition, this technology must also solve the scalability, security, and manageability of high-traffic Web sites.

Web application performance issues can be categorized into three major bottleneck areas: bandwidth, latency, and server constraints. Web application performance solutions typically are aimed at one or more of these constraints. Choosing the right solution is a complicated matter, and remote unmanaged clients introduce even more complexity. Clients on corporate owned networks or grouped in corporate facilities can exploit a broader set of solutions than individual clients can on their own. Centralized solutions are better at serving broader constituencies of users, including customers and remote employees. For enterprises worldwide, CinTel's caching solutions fill the need for this advanced caching functionality, performance, and management.

The technology that increases web performance has traditionally been caching solutions that began with the dot.com boom in the late 90's. At that time web caching solutions deployments were limited to large Internet Service Providers(ISP) such as AOL and Yahoo. But increasingly brick and mortar enterprises are now migrating their mission critical business applications to a web-based delivery model, the internet. The rate of this transformation is beginning to broaden in scope from the service providers, to the early adopters, to the mainstream traditional enterprises, financial institutions, governmental agencies, and even to the governments, initiating huge Network Integration (NI) projects. We predict that this phenomenon will continue to accelerate in 2005 ~ 2007.

CinTel will continue to feed into this huge market demand our award winning ITM enterprise solutions and leading Broadband Access technologies such as Wi-Fi, Wi-Max, and BPL solutions.

2.     Distribution  Channels

Direct  Sales  model  and  Resellers  and  local  distributors.

     2.1     Direct  sales  team
CinTel's direct sales team covers the Korean market only, focusing on the government, large service providers, and global enterprises.
CinTel's US market entry strategy is to start with a reseller channel and then build a direct sales team.

2.2     Joint  sales  with  global  and  domestic  distributors

2.2.1     Domestic  distributors
CinTel currently has 5 domestic distributors in the Korean market. Seoul Commtech Co., Ltd.
NetCom  Systems  Inc
SNETsystems  Co.
CreditLine  Co.,  Ltd.
Hyundai  HDS  Co.,  Ltd

2.2.2     Global  distributors
CinTel  has  focused  on  Japan  and  Southeast  Asia.



NAME OF DISTRIBUTOR                                   URL         AREA OF DISTRIBUTION
--------------------------------------------  -------------------  -------------

    Singapore &
Suntze Communications Engineering Pte., Ltd.  www.suntze.com.sg    The Peoples Republic of China
--------------------------------------------  -------------------  -------------
Canon System Solutions Co., Ltd. . . . . . .  www.canon-sol.co.jp  Japan
--------------------------------------------  -------------------  -------------
Rikei Corporation. . . . . . . . . . . . . .  www.rikei.co.jp      Japan
--------------------------------------------  -------------------  -------------
NetSys Pte., Ltd.. . . . . . . . . . . . . .  www.netsys.com.sg    Singapore
--------------------------------------------  -------------------  -------------



3.0  STATUS  OF  NEW  PRODUCT  DEVELOPMENT;

3.1     Digital  Video  Surveillance(DVS)  System  with  IBM
In February, 2004, CinTel has entered into a joint development project with IBM for a Digital Video Surveillance(DVS) System.
DVS system is a software development project for video based event detection that delivers "intelligent" or "smart" video surveillance capabilities. The primary feature of the DVS system is Smart Surveillance Engine(SSE), which is designed with the intent of making currently deployed surveillance systems "smart". It is available to ISV's in the form of a Windows SDK.
The SSE uses advanced object detection and tracking technologies developed at IBM Research Labs as the basis for providing:
-     Real  Time  Video  Based  Alerts
-     Automatic  Forensic  Video  Retrieval
-     Low  Bandwidth  Smart  Viewable  Index  (SaVI)
-
- As a result of this joint research venture with IBM, the DVS system requirement specifications have been defined. The architecture designs, including blade architecture, MPEG processing chip, and PCI bus frame have been finished. But due to resource constraints further development has been put on hold at this time.
3.2     PACKETCRUZ  ILOG
PacketCruz iLog is a massive security tracing solution that is based on the log data of web cache servers or plain web servers. It's capable of generating reports, providing features for automatic gathering, managing and analyzing of a large quantity of log data up to multi-tera bytes. PacketCruz iLog enables administrators to manage log data more easily and to get the root of how the network and servers are being accessed. PacketCruz iLog provides tracing reports in the form of a matrix, which is by URL and user. With this security tracing solution, it is now easier to trace abnormalities and make security policy decisions.

PacketCruz iLog, when combined with iCache is capable of providing all the necessary functions needed in web traffic forensics for government compliance and litigation applications. It is robust and scalable for the enterprise with the ability to handle more than 40 billions objects of log data, based on our own(proprietary) distributed-processing algorithm. It supports OS such as FreeBSD, IBM AIX, Linux and various platform which is Intel based H/W as well as pSeries server of IBM. Also it enables administrator to increase performance capacity more easily by its own dispersing architecture.
PacketCruz iLog is aimed at the enterprise internal security market for government compliance and corporate asset protection requirements.

3.3     SST-V1
In May, 2004, CinTel has entered into a reselling agreement with Curtis, Inc., of Minnesota to develop and market a silicon storage device, the SST-V1 product. SST-V1 dramatically accelerates the performance of any application that touches traditional magnetic storage systems. If more capacity is required, simply install additional silicon modules without interruption of the system. We are currently waiting for the demand for SSD to surface in the enterprise marketplace.

4.0  INDUSTRY  COMPETITION  AND  COMPETITIVE  POSITION

There is no accurate statistical data on Internet Traffic Management(ITM) market in Korea. But we can show evidence of our leadership in the market through customer wins at KT, Samsung Electronics, SK Telecom, Yonhap News Agency, Shinhan Bank, and the lack of a meaningful presence of our traditional competitors such as F5, Network Appliance, Blue Coat, and Inktomi (no longer in caching business).
Despite the lack of significant competitors, due to the economic cycle and IT budget constraints, we experienced tremendous pricing pressure in closing the deals this fiscal year. Our primary competitive feature is the speed or performance of the cache appliance, relative to our global competitors. COMPARISON CHART




      Security
  iCache. . . . . . . . . .  NetCache         Gateway      Traffic Server
Categories. . . . . . . . .         (CinTel)     (NetApp)       (BlueCoat)   (Inktomi)
---------------------------  ---------------  -----------  ---------------  ----------
  One body-type . . . . . .  One body-type    One body
Engine Type . . . . . . . .  H/W              H/W          -type H/W        S/W
---------------------------  ---------------  -----------  ---------------  ----------
Throughput. Over 200Mbps     OK               OK           OK               N/A
---------------------------  ---------------  -----------  ---------------  ----------
  Over 4,000Req/Sec . . . .  OK               OK           OK               N/A
---------------------------  ---------------  -----------  ---------------  ----------
Stand-alone Transparency. .  OK               N/A          N/A              N/A
---------------------------  ---------------  -----------  ---------------  ----------
Filtering (over 1000) . . .  Good             Normal       Normal           Normal
---------------------------  ---------------  -----------  ---------------  ----------
Interoperability with Anti
Virus Engine. . . . . . . .  OK               OK           OK               N/A
---------------------------  ---------------  -----------  ---------------  ----------
Content Preloading. . . . .  Static/Dynamic   Static       Static           Static
---------------------------  ---------------  -----------  ---------------  ----------
  HTTP, FTP,. . . . . . . .  HTTP, FTP,       HTTP, FTP,   HTTP, FTP,
   WMT, RTSP, . . . . . . .  WMT, RTSP,       WMT, RTSP,   WMT, RTSP,
Protocol Support. . . . . .  WCCP, etc        WCCP, etc    WCCP, etc        WCCP, etc
---------------------------  ---------------  -----------  ---------------  ----------



5.0 SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS;
CinTel operates its own Research & Development Team. The R&D Team develops the features and hardware architecture.
CinTel  has  a  contract manufacturing relationship with KTNF(www.ktnf.co.kr), a
                                                              --------------
recognized  leader  hardware  contract  manufacturing  in  Korea.

7.0  PATENTS,  TRADEMARKS,  LICENSES,  ETC.,  INCLUDING  DURATION

All  of  the  registration  numbers  are  given  by Korean Intellectual Property
Office.
7.1     Registered  Patent
(1)     "Load  Balancer  and Content Routing Method by Load Balancer" (Reg. No.:
268838)  valid  by  Nov.  7,  2018

(2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid by Mar. 11, 2022
(3)     "System  and  Method  for  high availability network" (Reg. No.: 383490)
valid  by  May.  17,  2020
7.2     Pending  Patent
(1) "Method and System for centralized Internet contents translation and delivery" (Appln. No.: 10-2002-0013646)
(2) "Operating system and method for pull-typed contents delivery network" (Appln. No.: 10-2002-0013647)
(3) "Network connection control system and method of network-connected node at LAN" (Appln. No.: 10-2003-0066010)
(4)     "Storage  apparatus  based  on  random  access  memory"  (Appln.:
10-2003-0098024)
7.3     Registered  Trademark
(1)     "i2one"  -  logo  (Reg.  No.:  525665)  valid  by  Jul.  18,  2012
(2)     "PacketCruz"  -  logo  (Reg.  No.:  470393)  valid  by  May.  19,  2010
(3)     "PeerTree  Connect  The  Web" - logo (Reg. No.: 552597) valid by Jul. 1,
2013
7.4     Registered  Service  Mark
(1) "CinTel Crusader in Telecommunication" - logo (Reg. No.: 68920) valid by Jun. 22, 2011

8.0     GOVERNMENTAL  APPROVALS  AND  PRIZES  GIVEN  BY AUTHORIZED ORGANIZATIONS

8.1     Governmental  approvals
(1) Nov. 1997: Granted as a company for exemption of the military service on the R/D researchers (Electrical/Electronics area) by Ministry of Information and Communication
(2) Feb. 2000: Selected as a small and medium-sized company with excellent technological competitive power in the field of information communication by Small and Medium-sized Business Association
(3) March 2000: Acquisition of the KT Mark (new business made in Korea) with PacketCruz Redirector, network server clustering technology through dispersion of IP level packet by Ministry of Science & Technology
(4) April 2001: Registered as Korea first Public Procurement Service for an excellent product (All models of PacketCruz iCache) by Public Procurement Service
(5) Nov. 2001: Selected as an INNO-BIZ enterprise by Small and Medium-sized Business Association
(6) Jan. 2002: Won the Grand Prize of the Digital Innovation Award by Hankook Ilbo, Small and Medium-sized Business Association
(7) Dec. 2002: Awarded the government certification of "Promising Small & Medium Information-Communication Enterprise by Ministry of Information and Communication
(8)  May  2003:  Registered  as  a member of Korea Software Industry Association
(KOSA)  authorized  by  Ministry  of  Information  and  Communication.
8.2     Prizes  given  by  authorized  organizations
(1) April 1999: Selected as a small and medium-sized company with promising export capabilities by Small Business Corporation
(2) Dec. 2001: Won the Grand Prize of the Dream Venture Award by Korea Technology Guarantee Fund, Korea management Association
(3) Dec. 2001: Selected as a superior technology company by Korea Technology Credit Guarantee
(4) April 2002: Chosen as an excellent company in technological innovation by Seoul Economic Daily
(5) July 2002: Received an 'A' rating from Federation of Korean Industries Venture company by The Foundations of Korean Industries

(6) Aug. 2002: Certified ISO-9001 approval for Design and Services of Information Communication Equipment, ITM by International Organization for Standardization
(7) Dec. 2002: Awarded the Grand Prize of International Industrial Co-operation by The Foundations of Korean Industries and Maeil Economic Daily
(8) Feb. 2003: Appointed as Excellent Venture Company by Seoul Economic Daily in Korea
(9) July 2003: Awarded 2003 Korea High-Quality Emerging Technology Prize by Seoul Economic Daily
(10) Nov. 2003: Awarded the Prime Minister Prize in 2003 Digital Innovation Awards by Korea Times and Hankook Ilbo
(11) June.2004: Awarded '2004 The Best Hit Product of Korean SMB-Venture Companies' (by Seoul Economic Daily), Started up Memory Disk Solution Business (SST-V1)
(12) July.2004: Awarded 'The 3rd Korea High-quality Emerging Technology Prize' (by Seoul Economic Daily)

RESEARCH  AND  DEVELOPMENT

We  have  spent  the  following  amounts  on  research  and  development:

2003:  USD447,255  (KRW535,721,952)
2004:  USD314,047  (KRW327,802,698)

EMPLOYEES

We currently employ 25 full time employees and no part time employees. We believe that our relations with our employees are good

ITEM  2.  DESCRIPTION  OF  PROPERTY

We maintain two offices and have lease agreements with respect to each office. Our U.S. office is located in 1001 W. Cheltenham Ave., Melrose Park, PA, 19027. We sublet the U.S. office for a term of one year, which expires on January 31, 2005. The sublease agreement for the U.S. office requires that we issue 5,000 shares of our common stock as payment of rent. Our Asia Pacific office is located in #891-43, MSA Bldg 7FL., Daechi-Dong, Gangnam-Gu, Seoul, Korea 135-280. The lease agreement for the Asia Pacific office is for a term of two years and expires in June 2006. Our monthly lease payment for the Asia Pacific office is $9,700 (including 10% VAT). We do not own any real property.

ITEM  3.  LEGAL  PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended December 31, 2004.

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



                        Fiscal 2004          Fiscal 2003
                        ------------        ------------

Common Stock .  High          Low           High   Low
--------------  ------------  ------------  -----  -----
First Quarter   $       0.70  $       0.10    ---    ---
--------------  ------------  ------------  -----  -----
Second Quarter  $       0.21  $       0.07    ---    ---
--------------  ------------  ------------  -----  -----
Third Quarter.  $       0.13  $       0.06  $0.35  $0.35
--------------  ------------  ------------  -----  -----
Fourth Quarter  $       0.14  $       0.02  $2.00  $0.35
--------------  ------------  ------------  -----  -----



On April 14, 2004, the best bid price of our common shares was $0.034 and the best ask price was $0.038. At April 14, 2004 there were approximately 160 record holders of CinTel's common stock. The transfer agent of our common stock is Corporate Stock Transfer, Inc.

DIVIDENDS

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

ISSUANCE  OF  UNREGISTERED  SECURITIES

During the fiscal quarter ended December 31, 2004, Cintel issued 2,175,500 shares of common stock upon the conversion of convertible debentures in the face amount of $60,000.00. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and bear a Rule 144 restrictive legend.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS  OF  OPERATIONS  OF  2004  COMPARED  TO  2003



unit  :  thousand  USD

                            YEAR 2003   YEAR 2004
                            ----------  ----------

Revenue. . . . . . . . . .      5,300       1,530
--------------------------  ----------  ----------
Cost of sales. . . . . . .      5,277       1,330
--------------------------  ----------  ----------
Gross Profit . . . . . . .         23         200
--------------------------  ----------  ----------
Expenses . . . . . . . . .      1,760       2,080
--------------------------  ----------  ----------
Operating (Loss) Income. .     (1,740)     (1,880)
--------------------------  ----------  ----------
Profit Before Income Taxes     (1,811)     (2,075)
--------------------------  ----------  ----------



Fiscal Year 2003 and 2004 revenues totaled $5.3 million and $1.53 million respectively, which resulted in a decrease of $3.77 million, a relative decrease of 71%. The decrease in revenue for the fiscal year 2004 as compared to the previous year was primarily attributed to the cancellation of a large e-government project and a downsizing of projects from major customers such as KT and Samsung Electronics. The cost of sales for the fiscal year 2003 and 2004 was $5.3 million and $1.3 million respectively, a relative decrease of 75%, primarily attributable to the relative decrease in revenue. However our gross margins from FY 2003 to FY 2004 increased from 0% to 13%, respectively, due to our ability to maintain our pricing policy more effectively on the deals that we did close. Total expenses for fiscal year 2003 and 2004 totaled $1.76 million and $2.08 million respectively, resulting in an increase of $.32 million or 18%. The increase in total expenses in absolute dollars was primarily due to the one-time recognition of bad debt expenses totaling $444,000 from aging receivables. Excluding the one-time bad debt recognition, the total expenses for fiscal year 2004 was $1.64 million, a relative decrease of 7% as compared to fiscal year 2003. The lack of a relative decrease in total expenses as compared to FY2003 total revenues was primarily attributable to the unforeseen cancellation of a Korean e-government project, and management was unable to reduce overhead to compensate for that significant revenue shortfall. The operating loss from fiscal year 2003 and 2004 totaled $1.74 million and $1.88 million respectively. Excluding the one-time charge of bad debt, our total operating loss in fiscal year 2004 was $1.44 million a relative decrease of 17% as compared to fiscal year 2003. Total loss before income taxes for fiscal year 2003 and 2004 totaled $1.81 million and $2.08 million respectively. Excluding the one-time bad debt charge of $.44 million the total loss before income tax for fiscal year 2004 was $1.63 million, a relative decrease of 10%.

Although management believes the ITM market continues to expand globally, the company's relative financial performance in fiscal year 2004 was largely due to a lack of diversification in its products and markets, concentrating execution risk unnecessarily on only a handful of large customers. In accordance with the directive of the board of directors, management will use FY2005 to expand its products and markets that it participates in going forward. In its core market, Korea, CinTel must better leverage its solid distribution channels and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, such as Enterprise Content Management (ECM), Business Intelligence, broadband access solutions and enterprise wireless technologies. We believe these areas will continue to experience growth in the current IT environment. Geographically CinTel will enter the US market with its iCache and PacketCruz product lines, and begin business development of broadband access solutions. Additionally, CinTel will research other markets to enter where we can leverage our distribution channels and product strengths.

OPERATIONS  FOR  THE  NEXT  TWELVE  MONTHS

Our financial plan for the next twelve months depends on important assumptions, most of which are shown in the following table. The key underlying assumptions are:
     We  assume  a  slow-growth  economy  without  major  recession.
     We assume there are no unexpected discoveries in technology to make our products immediately obsolete.
     We expect the global IT spending environment to remain flat to slightly above this year's levels.
     Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the revenue section and presents, to the best of management's knowledge and belief, the company's expected assets, liabilities, capital, revenues, and expenses. The projections reflect management's judgment of the expected conditions and its expected course of action, given the assumptions.
     Revenues - The Company's revenues are derived primarily from the sale of IT solutions to enterprise customers. Revenue projections are based on the 2005 sales in the comparable market nationwide, based on industry average. The exact numbers can be found in the Sales Forecast table and chart section.
     Expenses - The Company's expenses are primarily those of salaries, sales commissions, development costs, operating costs, and administrative costs. Other expenses are based on management's estimates and industry averages.

                           PROJECTED PROFIT/LOSS 2005

Revenue: . . . . . . . .  5,700,000
------------------------  ---------
Cost of Sales: . . . . .  3,650,000
------------------------  ---------
Gross Profit:. . . . . .  2,050,000
------------------------  ---------
Expenses:. . . . . . . .  1,800,000
------------------------  ---------
Operating (Loss) Income:    250,000
------------------------  ---------





TRENDS

The ITM market is currently in a rapid transformation from a pure caching appliance environment to a convergence of more enterprise network traffic and application management features such as SSL VPN, Application Acceleration (Web-enabled), WAN optimization, Firewall and Content Security. CinTel must incorporate these functionalities into its current product line to better compete in the marketplace.
Broadband access penetration is rapidly increasing in North America as wireless and Broadband over Powerline (BPL) technologies are being deployed. As these standards are agreed upon, and as the new business models begin to surface broadband access penetration will become ubiquitous and will open up new business opportunities for companies like CinTel and others in this space. INCOME/LOSS ELEMENTS NOT A PART OF REGULAR BUSINESS OPERATIONS

Although in the normal course of business there will always be a percentage of receivables that will go uncollected, a significant amount was written off the books this fiscal year. This was due to the downturn in Korea's IT climate that began a few years ago, and these companies were never able to recover from that, and management has conceded and recognized the fact. This is not a symptom of poor vendor qualification.
LIQUIDITY
Although results of this fiscal year did not yield a profit, we believe this was due to our concentration of risk on a small number of customers for the majority of our revenues, and not due to any specific weakness in our business opportunity overall in a broader marketplace. Therefore we do not believe reducing expenses to achieve profitability in one single year will help to grow the business in the long run for our shareholders. We anticipate increasing our expenditure to capture market share in the areas we have outlined above will result in a solid base for future growth and profitability.

To execute our current plan for FY2005, we anticipate a cash shortfall of $1.17 million for the year. We intend to execute draw downs to meet this cash requirement on the SEDA with Cornell Capital, LLC. signed on November 13th, 2004. In addition we will continue to seek favorable financing or equity placement as the need arises for mergers and acquisitions and/or ongoing operating costs.

FORWARD-LOOKING  STATEMENTS

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

ITEM  7.  FINANCIAL  STATEMENTS



                                  CINTEL CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                    CONTENTS



Independent Auditors' Report. . . . . . . . . .
Consolidated Balance Sheets . . . . . . . . . .
Consolidated Statements of Operations . . . . .
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows . . . . .
Notes to Consolidated Financial Statements. . .

                          INDEPENDENT AUDITORS' REPORT
To  the  Stockholders  of
CINTEL  CORP.
     We have audited the consolidated balance sheets of CINTEL CORP. and subsidiary (the "Company") as at December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for
the  years  then  ended.   The  consolidated  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  "SF  PARTNERSHIP,  LLP"
TORONTO,  CANADA                                   CHARTERED  ACCOUNTANTS
April  6,  2005

                                      -  -
CINTEL  CORP.
Consolidated  Balance  Sheets
December  31,  2004  and  2003



                                                  2004               2003
                                 ASSETS
CURRENT
Cash and cash equivalents (note b) . .  $        281,387   $       534,567
Accounts receivable (net of allowance
for doubtful accounts of $970,421;
2003 - $411,251)                                 595,291         2,326,558
Inventory (note 4) . . . . . . . . . .           296,857           147,877
Prepaid and sundry assets. . . . . . .           165,521           151,199
Deferred taxes . . . . . . . . . . . .           216,976           116,917
                                        ----------------------------------
                                               1,556,032         3,277,118
DEFERRED TAXES . . . . . . . . . . . .           717,781           396,592
EQUIPMENT (note 5) . . . . . . . . . .           567,494           684,583
INVESTMENTS. . . . . . . . . . . . . .            49,013            42,082
                                        ----------------------------------
                                        $      2,890,320   $     4,400,375

                                        ==================================
LIABILITIES
CURRENT
Accounts payable . . . . . . . . . . .  $        827,237   $     1,533,552
Shareholder loan (note 6). . . . . . .            33,153                 -
Loans payable - current (note 7) . . .         1,705,027         1,319,312
Convertible debenture (note 8) . . . .           340,000                 -
                                        ----------------------------------
                                               2,905,417         2,852,864
ACCRUED SEVERANCE. . . . . . . . . . .           122,777           117,324
LOANS PAYABLE (note 7) . . . . . . . .            30,488            39,045
                                        ----------------------------------
                                               3,058,682         3,009,233
                                        ----------------------------------
STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 9)
Authorized . . . . . . . . . . . . . .       300,000,000   common shares,
 par value $0.001 per share
Issued . . . . . . . . . . . . . . . .        23,409,800   common shares
(20,314,300 in 2003) . . . . . . . . .            23,409            20,314
PAID-IN CAPITAL. . . . . . . . . . . .         4,573,535         4,427,331

ACCUMULATED OTHER COMPREHENSIVE LOSS .            23,826           (38,627)
ACCUMULATED DEFICIT. . . . . . . . . .        (4,789,132)       (3,017,876)
                                        ----------------------------------
                                                (168,362)        1,391,142
                                        ----------------------------------
                                        $      2,890,320   $     4,400,375
                                        ==================================

APPROVED  ON  BEHALF  OF  THE  BOARD
        "SANG  DON  KIM"                              "KYO  JIN  KANG"
-------------------------------------       ------------------------------

             DIRECTOR                                  DIRECTOR

(THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.)

CINTEL  CORP.
Consolidated  Statements  of  Operations
Years  Ended  December  31,  2004  and  2003

                                                2004          2003
REVENUE
Finished goods . . . . . . . . . . . . . .  $   625,202   $ 1,750,041
Merchandise. . . . . . . . . . . . . . . .      854,926     3,533,849
Services . . . . . . . . . . . . . . . . .       45,375        16,480
                                            -------------------------
                                            $ 1,525,503   $ 5,300,370
                                            -------------------------
COST OF SALES
Finished goods . . . . . . . . . . . . . .  $   497,003   $ 1,734,865
Merchandise. . . . . . . . . . . . . . . .      832,336     3,541,677
                                            -------------------------
                                              1,329,339     5,276,542
                                            -------------------------
GROSS PROFIT . . . . . . . . . . . . . . .      196,164        23,828
EXPENSES . . . . . . . . . . . . . . . . .    2,076,304     1,758,995
                                            -------------------------
OPERATING LOSS . . . . . . . . . . . . . .   (1,880,140)   (1,735,167)
                                            -------------------------
OTHER
Interest and other income. . . . . . . . .      (21,790)      (28,818)
Foreign exchange . . . . . . . . . . . . .        1,122          (257)
Interest expense . . . . . . . . . . . . .      215,615        96,906
                                            -------------------------
                                                194,947        67,831
                                            -------------------------
LOSS BEFORE INCOME TAXES . . . . . . . . .   (2,075,087)   (1,802,998)
Deferred income taxes (recoverable). . . .     (303,831)     (267,058)
                                            -------------------------
NET LOSS . . . . . . . . . . . . . . . . .  $(1,771,256)  $(1,535,940)
                                            =========================
BASIC LOSS PER SHARE . . . . . . . . . . .  $     (0.08)  $     (0.09)
                                            =========================
FULLY DILUTED LOSS PER SHARE . . . . . . .  $     (0.08)  $     (0.09)
                                            =========================
WEIGHTED AVERAGE NUMBER OF SHARES (note 9)   20,882,600    17,591,050
                                            =========================

(THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.)
                                      -  -

CINTEL  CORP.
Consolidated  Statements  of  Stockholders'  Equity
Years  Ended  December  31,  2004  and  2003

                                                    PAID IN     ACCUMULATED
                                                   CAPITAL IN     OTHER                      TOTAL
                             NUMBER OF   CAPITAL    EXCESS OF  COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                               SHARES     STOCK     PAR VALUE      LOSS       DEFICIT       EQUITY
                             ------------------------------------------------------------------------

Balance, January 1, 2003
 as previously stated . . .   8,431,000   $ 8,431   $4,465,439   $(47,125)  $(1,481,936)  $ 2,944,809
Common shares cancelled
 for no consideration . . .  (4,800,000)   (4,800)       4,800          -             -             -
Common shares issued on
acquisition of Cintel Co.
, Ltd. (note 9) . . . . . .  16,683,300   $16,683   $  (88,586)  $      -   $         -   $   (71,903)
Employee stock options
 vested . . . . . . . . . .           -         -       45,677          -             -        45,677
Foreign exchange on
 translation. . . . . . . .           -         -            -      8,498             -         8,498
Net Loss. . . . . . . . . .           -         -            -          -    (1,535,940)   (1,535,940)
                            -------------------------------------------------------------------------

Balance, December 31, 2003.  20,314,300   $20,314   $4,427,330   $(38,627)  $(3,017,876)  $ 1,391,141
                            =========================================================================
Balance, January 1, 2004. .  20,314,300   $20,314   $4,427,330   $(38,627)  $(3,017,876)  $ 1,391,141
Common shares issued for
 consulting services. . . .     920,000       920       88,380          -             -        89,300
Conversion of convertible
 debentures into common
 stock (note 8) . . . . . .   2,175,500     2,175       57,825          -             -        60,000
Foreign exchange on
 translation. . . . . . . .           -         -            -     62,453             -        62,453
Net Loss. . . . . . . . . .           -         -            -          -    (1,771,256)   (1,771,256)
                             ------------------------------------------------------------------------

Balance, December 31, 2004.  23,409,800   $23,409   $4,573,535   $ 23,826   $(4,789,132)  $  (168,362)
                             ========================================================================

(THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.)

CINTEL  CORP.
Consolidated  Statements  of  Cash  Flows
Years  Ended  December  31,  2004  and  2003



                                                   2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $(1,771,256)  $(1,535,940)
Adjustments required to reconcile net loss to
net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . .      257,298       230,451
Amortization of financing fees. . . . . . . .        7,078             -
Employee stock options vested . . . . . . . .            -        45,677
Common shares issued for consulting services.       88,380             -
Net Changes in Assets & Liabilities
Accounts receivable . . . . . . . . . . . . .    1,937,334     1,100,076
Inventory . . . . . . . . . . . . . . . . . .     (112,468)       71,697
Prepaid and sundry assets . . . . . . . . . .        1,445       255,744
Loans receivable. . . . . . . . . . . . . . .            -       287,004
Deferred taxes. . . . . . . . . . . . . . . .     (303,701)     (267,058)
Accounts payable. . . . . . . . . . . . . . .     (855,711)       97,123
Income taxes. . . . . . . . . . . . . . . . .            -        (5,152)
Accrued severance . . . . . . . . . . . . . .      (12,520)      (13,135)
                                               --------------------------
                                                  (764,121)      266,487
                                               --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment. . . . . . . . . . .      (18,988)     (596,311)
                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable . . . . . . . . . . . . . . . .      144,250        83,840
Convertible debenture . . . . . . . . . . . .      300,988             -
Shareholder loan. . . . . . . . . . . . . . .       29,920             -
                                               -------------------------
                                                   475,158        83,840
                                               -------------------------
FOREIGN EXCHANGE ON CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . .       54,771         1,660
                                               -------------------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . .     (253,180)     (244,324)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF  YEAR. . . . . . . . . . . . .      534,567       778,891
                                               -------------------------
CASH AND CASH EQUIVALENTS -
   END OF YEAR. . . . . . . . . . . . . . . .  $   281,387   $   534,567
                                               =========================
INTEREST AND INCOME TAXES PAID:
Interest paid . . . . . . . . . . . . . . . .  $   252,444   $    96,906
                                               =========================
Income taxes paid . . . . . . . . . . . . . .  $         -   $         -
                                               =========================

(THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF
                         THESE STATEMENTS)

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -


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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
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


Depreciation is computed using the straight-line method over a period of 5 years.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)
j)     Government  Grants

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

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
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

p)     Recent  Accounting  Pronouncements
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

3.     CASH  AND  CASH  EQUIVALENTS
The following amounts included in cash and cash equivalents are restricted for use by the Company:

a) The company has provided $132,107 (2003 - $150,696) as security for bank loans to employees to purchase the Company's shares. As at December 31, 2004, the loans outstanding amounted to approximately $110,000 (2003 - $90,000). The restriction will be revised on May 31, 2005 based on the amount of outstanding loans on that date.

b) The company has provided $136,514 (2003 - $117,208) as security for one of the bank loans described in note 7. The loan will mature on May 12, 2005. As at December 31, 2004, the amount outstanding was $614,313 (2003 - $586,040).

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
4.     INVENTORY
Inventory  includes $18,423 (2003 - $18,837) of merchandise and $278,434 (2003 -
$129,040)  of  raw  materials.

5.     EQUIPMENT
Equipment  is  comprised  as  follows:



                                        2004                        2003
                                    ACCUMULATED                 Accumulated
                            COST   DEPRECIATION         Cost    Depreciation
----------------------------------------------------------------------------
Furniture and fixtures  $      38,421  $ 24,224  $      22,941  $ 15,949
Equipment. . . . . . .        638,797   502,174        539,442   339,785
Vehicles . . . . . . .         15,093    15,091         12,958    10,367
Software . . . . . . .        679,214   262,542        600,292   124,949
                        ------------------------------------------------
                        $   1,371,525  $804,031  $   1,175,633  $491,050
                        ------------------------------------------------
Net carrying amount. .                 $567,494                 $684,583
                                       ---------                --------



6.     SHAREHOLDER  LOAN
The loan from the chief executive officer, who is also a 20% shareholder of the company, is non-interest bearing, unsecured, and due on demand.
7.     LOANS  PAYABLE



                                                                       2004           2003
                                               CURRENT   LONG-TERM    TOTAL          Total
                                             ---------------------------------------------

Bank loans. . . . . . . . . . . . . . . . .  $1,296,883   $     -   $1,296,883   $1,255,800
Promissory Note . . . . . . . . . . . . . .      39,000         -       39,000       39,000
Government loans (1, 2, & 3). . . . . . . .      62,264    38,462      100,726       73,271
Discount of interest-free government loans.      (1,349)   (7,974)      (9,323)      (9,714)
Notes payable (1, 2, & 3) . . . . . . . . .     308,229         -      308,229            -
                                             ----------------------------------------------
                                             $1,705,027   $30,488   $1,735,515   $1,358,357
                                             ==============================================

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003




7.     LOANS  PAYABLE  (cont'd)
Bank  Loans

The bank loans bear interest at 7.5% to 11.15% and mature between April and December 2005. The loans are repayable upon maturity.

Promissory  Note
The  promissory  note  is  non-interest  bearing,  unsecured, and due on demand.

Government  Loan  #1
The loan is non-interest bearing, unsecured, repayable in annual payments of $18,024 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at the year end was $36,047.

Government  Loan  #2
The loan is non-interest bearing, unsecured, repayable in annual payments of $13,109 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at the year end was $26,217.

Government  Loan  #3
The loan is non-interest bearing, unsecured, repayable in annual payments of $8,678 starting 2006 and matures October 2009.

Note  Payable  #1
The note payable of $48,755 bears interest at 5% per month, payable monthly interest only, and is due on demand.

Note  Payable  #2
The note payable of $214,522 bears interest at 4% per month, is personally guaranteed by the chief executive officer of the Company, and is due on demand.

Note  Payable  #3
The  note  payable  of  $44,952  is  non-interest  bearing  and  due  on demand.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
8.     CONVERTIBLE  DEBENTURE
Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible debenture has a face value of $400,000 with an annual coupon rate of 12%. Commencing November 15, 2004, the convertible debenture and interest is repayable in one installment of $29,266 followed by 39 installments of $10,000 every seven calendar days. The loan will be repaid in August 2005. As security, 25,000,000 shares have been held in escrow by the lawyer who shall provide the shares for repayment of the debt. The conversion price of said shares issued will be equal to 98% of the lowest closing bid price of the common stock on the listed market for the five days immediately following the notice date for the advance.

Under the agreement, the debenture holder has committed to provide financing of up to $5,000,000 over a two year period. The maximum amount of financing per month is $100,000.

The  debenture  has  been  repaid  as  follows:



BALANCE - JANUARY 1, 2004 .         -
Issued - November 2004. . .   400,000
Converted - November 2004 .   (20,000)
Converted - December 2004 .   (40,000)
                             --------
BALANCE - DECEMBER 31, 2004  $340,000
                             ========



9.     CAPITAL  STOCK
Authorized
     300,000,000  common  shares,  par  value  $0.001  per  share



                                                   2004     2003
Issued
  23,409,800 common shares (2003 - 20,314,300)  $23,409  $20,314
                                                =================



     On September 30, 2003, the Company cancelled 4,800,000 shares of common stock for no consideration. As well, the Company granted a 2 to 5 reverse stock split. The reverse split has retroactively been taken into consideration in the consolidated financial statements an the calculation of earnings per share. Subsequently, the Company issued 16,683,300 common shares in exchange for 100% of the outstanding shares of Cintel Co., Ltd.

     In June 2004, 300,000 common shares were issued for consulting services at the value of $33,000.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
9.     CAPITAL  STOCK  (cont'd)
     In July 2004, 160,000 common shares were issued for consulting services at the value of $12,800.

In August 2004, 50,000 common shares were issued for consulting services at the value of $4,500.

In September 2004, 120,000 common shares were issued for consulting services at the value of $9,600.

In September 2004, the Company increased its authorized capital from 50,000,000 common shares to 300,000,000 common shares.

In October 2004, 120,000 common shares were issued for consulting services at the value of $14,400.

In November 2004, 170,000 common shares were issued for consulting services at the value of $15,000.

In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the convertible debt as described in note 8. During the year, 2,175,500 common shares have been issued on conversion as described below. The balance of shares held in escrow at December 31, 2004 was 22,824,500.

In November 2004, the Company issued 412,286 common shares upon the conversion of $20,000 of the convertible debentures as described in note 8.

In December 2004, the Company issued 1,763,214 common shares upon the conversion of $40,000 of the convertible debentures as described in note 8.

Stock  Warrants  and  Options
The Company has accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:



                        2004   2003
Interest rate. . . . .   6.5%   6.5%
Expected volatility. .    70%    70%
Expected life in years     6      6



In 1999 the Board of Directors of Cintel Korea adopted an option plan to allow employees to purchase ordinary shares of the Cintel Korea.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
9.     CAPITAL  STOCK  (cont'd)
In August 1999, the share option plan granted 96,000 stock options for the common stock of Cintel Korea having a $0.425 nominal par value each and an exercise price of $0.425. In 2002, 53,000 stock options were cancelled. In 2003, an additional 30,000 stock options were cancelled.

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. The outstanding options that have vested (2004 - nil, 2003 - $45,677) have been expensed in the consolidated statements of operations.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The  following  table summarizes the stock option activity during 2004 and 2003:



                                                                               2004       2003
Outstanding, beginning of year. . . . . . . . . . . . . . . . . . . . . . .   106,000    163,000
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -     65,000
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -   (122,000)
                                                                             -------------------
Outstanding, end of year. . . . . . . . . . . . . . . . . . . . . . . . . .   106,000    106,000

Weighted average fair value of options granted during the year. . . . . . .  $      -  $  54,097
                                                                             -------------------
Weighted average exercise price of common stock options, beginning of year.  $   0.62  $    0.62
                                                                             -------------------
Weighted average exercise price of common stock options granted in the year  $      -  $    0.72
                                                                             -------------------
Weighted average exercise price of common stock options, end of year. . . .  $   0.67  $    0.67
                                                                             -------------------
Weighted average remaining contractual life of common stock options . . . .   3 YEARS    4 years
                                                                             -------------------

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
                                                                                 -  -



10.     INCOME  TAXES
The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2004 and 2003 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess.

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



                                                                               2004     2003
Deferred income tax assets
  Research and development expenses amortized over 5 years for tax purposes  $246,836  221,979
Other timing differences. . . . . . . . . . . . . . . . . . . . . . . . . .   155,267   61,422
Net operating loss carryforwards. . . . . . . . . . . . . . . . . . . . . .   532,654  230,108
                                                                             -----------------
                                                                             $934,757  513,509
                                                                             =================



11.     MAJOR  CUSTOMERS
For the year ended December 31, 2004, the Company had two major customers which accounted for 34% of the total revenue.

CINTEL  CORP.
Notes  to  Consolidated  Financial  Statements
December  31,  2004  and  2003
                                      -  -
12.     CONTINGENT  LIABILITIES  AND  COMMITMENTS
a) The Company has entered into a contract with iMimic Networking, Inc. for the use of the iMimic solution within Korea starting November 17, 2000. For the use of this solution, the Company paid $70,000 as an upfront payment and pays a $640 royalty for each product sold that uses the iMimic solution. The Company is also required to pay an annual royalty fee of $10,000. The contract has no fixed termination date.
b) The Company is committed to an office space lease obligation which expires in June 2005. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2005     $     32,000
         -     ------

     Rent  expenses paid in 2004 and 2003 were $68,152 and $59,467 respectively.

c) On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. As at December 31, 2004, $400,000 has been advanced in the form of convertible debentures as described in note 8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

By letter dated March 22, 2004, Spicer Jeffries LLP resigned as our independent auditors. CinTel has engaged SF Partnership LLP as its new auditor. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM  8A:  CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1)     Pertain  to  the  maintenance  of records that in reasonable detail
     ---
accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.


Name              Age                          Position
----------------  ---  ---------------------------------------------------------

Sang Don Kim . .   38  President, Chief Executive Officer and Director
----------------  ---  ---------------------------------------------------------
Kyo Jin Kang . .   39  Chief Financial Officer, and Principal Accounting Officer
----------------  ---  ---------------------------------------------------------
Shawn Sprengeler   37  Chief Operating Officer
----------------  ---  ---------------------------------------------------------
Jong Kook Moon .   43  Secretary and Treasurer
----------------  ---  ---------------------------------------------------------

SANG DON KIM, PRESIDENT CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Kim has been President, Chief Executive Officer and the sole Director of CinTel Korea since July 1997 and has held the same positions with Cintel Corp. since September 30, 2003. From July 1994 through July 1996, Mr. Kim was the manager of strategic accounts and sales OEM of Hyundai SemiConductor. Mr. Kim is also the administrative director of Dosan Academy, the director of alumni association of IT College, Korea University, and an organizing member of Korea Digital Contents Leaders Forum by Korea IT Industry Promotion Agency.

KYO JIN KANG, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND PRINCIPAL ACCOUNTING OFFICER. Mr. Kang has been Chief Financial Officer, Chief Operating Officer and Principal Accounting Officer of CinTel Korea since June 2002 and has held the same positions with Cintel Corp. since September 30, 2003. From March 2001 to June 2002, Mr. Kang was the Chief Financial Officer of Barun Electronics Company. From November 1992 to March 2001, he worked for Korea Development Leasing Corporation (KDLC), the largest leasing company in Korea and a joint venture partner with Korea Long-term Credit Bank (currently, Kookmin
Bank), ORIX in Japan, and IFC. During his employment KDLC, his positions included, senior manager of the CRC Task Force Team, assistant manager over the non-performing loan management team, assistant manager over the futures task force team, and officer in the small and medium size firm lease marketing team and an officer in the treasury department.

SHAWN SPRENGELER, CHIEF OPERATING OFFICER. Mr. Sprengeler has been our COO and Executive Vice President of Strategic Development since October, 2004. From February 2002 through July, 2004, he was the CEO of Stellent Korea, Ltd., a company which he founded. From July 2000 through February 2002, he was a systems engineer for Stellent Inc. From October 1997 through July 2000 he worked for American Express as a web developer and as a financial advisor to the Brokerage Technology Group. Mr. Sprengeler has a Bachelor of Arts degree in English from the University of Minnesota.

JONG  KOOK  MOON,  SECRETARY  AND  TREASURER.  Mr.  Moon  has been Secretary and
Treasurer of Cintel Corp. since October 10, 2003. From April 2000 to the present Mr. Moon has been and is an attorney at law with the IBC Law Group, Seoul, Korea. From March 1999 to the present, Jong Kook Moon has also worked for Sookmyung Woman's University in Seoul, Korea as a Special Professor of International Trade Law. From September 1999 through June 2000, Mr. Moon worked for SK Global Co., Ltd., Seoul, Korea; from July 1998 through September 1999, with KOTRA (Korea Investment Service Center), Seoul, Korea; and from September 1996 through February 1998, with Kaye, Scholer, Fierman, Hays & Handler, in New York and Washington, D.C.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

AUDIT  COMMITTEE

We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

CinTel does not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2004, 2003 and 2002.

                            ANNUAL COMPENSATION TABLE
                                  Annual  Compensation  Table

                        Annual  Compensation        Long  Term  Compensation
                    -------------------------      -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-
                                           pen-   Restricted                pen-
                  Fiscal                   sa-    Stock   Options/  LTIP    sa-
Name    Title     Year      Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----    -----     --------- -------- ----- ------ ------- ------- --------- ----
Sang     CEO        2004    $50,000   0     0     0       0       0       0    0
Don      and        2003    $50,000   0     0     0       0       0       0    0
Kim      Dir.       2002    $50,000   0     0     0       0       0       0    0




COMPENSATION  OF  DIRECTORS  AND  OFFICERS

To date, we have not adopted a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We have not paid any salaries or other compensation above $100,000 to our officers, directors or employees since inception.

EXECUTIVE  EMPLOYMENT  AGREEMENTS

To date, we have not entered into any employment agreements with our executive officers.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of December 31, 2004 and by each of our officers and directors and by the officers and directors of CinTel as a group. Except as otherwise indicated, all shares are owned directly.

                                       Common Stock        Percentage of
Name of Beneficial Owner. . . . . . .  Beneficially Owned  Common Stock Owned(1)

-------------------------------------  ------------------  -------------------
Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea
                                                4,655,280         19.9%
                                       ------------------  ------------------
KTB Network Co., Ltd. (2)
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea
                                                4,305,570        18.4%
                                       ------------------  ------------------
KB Investment Co., Ltd. (3)
9F, Sinyeogn B/D
68-5, Chungdam-dong
Kangnam-gu, Seoul, Korea
                                                1,490,400        6.4%
                                       ------------------  -----------------
All Directors and Executive Officers
as a Group (1 person) . . . . . . . .           4,655,280       19.9%
-------------------------------------  ------------------  -----------------

(1) Percentage ownership is based on 23,409,800 shares of common stock outstanding as of December 31, 2004.

(2) KTB Network Co., td. is a publicly listed company on the KOSDAQ. Mr. Kwon, Sung Moon, the President and Chief Executive Officer of KTB Network Co., Ltd., has investment and voting control over the securities beneficially owned by KTB Network Co., Ltd.

(4) KB Investment Co., Ltd. is owned by Kookmin Bank in Korea. Mr. Cho, Seung Hyun, the President and Chief Executive Officer of KB Investment Co., Ltd., has investment and voting control over the securities beneficially owned by KB Investment Co., Ltd.

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


                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits

Exhibit  No.                    Description
------------                    -----------

2.1 Share Exchange Agreement, dated September 30, 2003, by and among the Company, Cintel Co., Ltd, and the shareholders of Cintel Co., Ltd., incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2003.

3.1 Articles of Incorporation, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002.

3.2 Certificate of Amendment to Articles of Incorporation dated April 27, 2001, incorporated by reference to the Company's registration
statement  on  Form  SB-2  (File No. 333-119002),   filed  with  the  Securities
and  Exchange  Commission  on  September  15,  2004.

3.3 Certificate of Amendment to Articles of Incorporation dated October 21, 2003, incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.

3.4 Certificate of Amendment to Articles of Incorporation dated September 13, 2004, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

3.5     Bylaws,   incorporated  by  reference  to  the  Company's  registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002.

4.1     Standby  Equity   Distribution  Agreement,  dated  August  4,  2004,
between Cornell Capital Partners, L.P. and the Company, incorporated by reference to the Company's registration statement on Form SB-2 (File No.
333-119002),   filed  with  the  Securities  and  Exchange  Commission  on
September  15,  2004.

4.2 Registration Rights Agreement, dated August 4, 2004, by and between the Company and Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

4.3     Escrow  Agreement,  dated  August  4,  2004, by and between the Company,
Cornell  Capital  Partners,   L.P.  and  Butler  Gonzalez  LLP,  in  connection
with the Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

4.4 Placement Agent Agreement, dated August 4, 2004, by and among the Company, Newbridge Securities Corporation and Cornell Capital Partners, L.P., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

4.5 $240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the
Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.1 Lease Agreement for Pennsylvania office, incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.

10.2     Lease   Agreement  for  Korea  office,   incorporated   by reference to
the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.3 Product Resale Agreement, dated May 11, 2004, between Curtis, Inc. and the Company, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.4     IBM  Technical   Services   Agreement,   incorporated   by reference to
the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.

10.5 Distribution Agreement, dated April 26, 2002, by and between the Company and Suntze Communications Engineering Pte. Ltd., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.6 Distribution Agreement, dated May 24, 2002, by and between the Company and Sumitomo Metal System Solutions Co., Ltd. (n/k/a Canon System Solutions Co., Ltd.), incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.7     Distribution Agreement,  dated May 23, 2001 by and between the  Company
and  Rikei   Corporation,   incorporated  by  reference  to  the  Company's
registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.8     Distribution  Agreement,  dated  July  30,  2001,  by  and  between the
Company and NetSys Pte. Ltd., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.9 Reseller Agreement, dated January 1, 2004, between the Company and NEOframe Inc., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.10 Distribution Agreement, dated January 5, 2004, between the Company and Seoul Electrons Corp., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.11     Agency  Agreement,  dated  December  1, 2000,  between the Company and
Gigalink Co., Ltd., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.12 Distributorship Agreement, dated August 1, 2001, between the Company and Locus Co., Ltd., incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.13     Distributorship  Agreement,  dated  October  30,  2001,  between  the
Company  and  SNET  Systems  Co.,   incorporated   by reference to the Company's
registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

10.14     Distributorship  Agreement,  dated  November  1,  2001,  between  the
Company  and  i-Craft  Co.,  Ltd.,   incorporated  by reference to the Company's
registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

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

99.1     News  Articles  about  Cintel

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was CAN$29,600. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was CAN$21,566.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CINTEL  CORP.

     /S/  SANG  DON  KIM
By:  ___________________________________
     Sang  Don  Kim,  CEO,  Director
     Date:     April  15,  2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/  Sang  Don  Kim
By:  ___________________________________
     Sang  Don  Kim
     (Principal  Executive  Officer)
     (Director)
     Date:     April  15,  2005

     Kyo  Jim  Kang
By:  ___________________________________
     Kyo  Jin  Kang
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)
          Date:  April  15,  2005