Form 10QSB
period 2005-03-31
CINTEL CORP
filed 2005-05-23
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 333-100046

CINTEL CORP.
(Exact name of Registrant as specified in its charter)
____________________

Nevada (State or other Jurisdiction of Incorporation or organization)	52-2360156 (IRS Employer I.D. No.)
___________________________

1001 W. Cheltenham Ave.
Melrose Park, PA 19027
(215) 782-8201
(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)
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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2005, 30,324,680 shares of common stock, $.001 par value per share.

CINTEL CORP.

FORM 10-QSB

INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements Periods Ended March 31, 2005 and 2004 (unaudited)
Consolidated Balance Sheets3
Consolidated Statements of Operations 4-5
Consolidated Statements of Stockholders’ Deficit6
Consolidated Statements of Cash Flows9
Notes to Consolidated Financial Statements 10-17

Item 2.  Management’s Discussion and Analysis or Plan of Operation18

Item 3.  Controls and Procedures20

PART II OTHER INFORMATION

Item 1.  Legal Proceedings21
Item 2.  Changes in Securities and Use of Proceeds21
Item 3.  Defaults Upon Senior Securities21
Item 4.  Submission of Matters to a Vote of Security Holders21
Item 5.  Other Information21
Item 6.  Exhibits and Reports on Form 8-K21

SIGNATURE PAGE 22

CINTEL CORP.
Consolidated Balance Sheets
March 31, 2005 and 2004

	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$141,789	$345,759
Accounts receivable (net of allowance for doubtful accounts of $972,014; 2004 - $425,791)	326,192	1,082,307
Inventory (note 4)	290,032	226,594
Prepaid and sundry assets	257,842	156,464
Deferred taxes	213,470	121,050

	1,229,325	1,932,174
Deferred financing fees	60,000	-
Deferred taxes	799,875	478,614
Equipment (note 5)	513,218	651,760
Investments	49,094	43,570

	$2,651,512	$3,106,118

LIABILITIES
Current
Accounts payable	$873,359	$652,571
Shareholder loan (note 6)	114,079	-
Loans payable - current (note 7)	1,630,679	1,321,239
Convertible debenture (note 8)	320,000	-

	2,938,117	1,973,810
Accrued Severance	125,315	-
Loans Payable (note 7)	30,538	50,896

	3,093,970	2,024,706

STOCKHOLDERS' DEFICIT
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 30,324,680 common shares (20,314,300 in 2004)	30,324	20,314
Paid-in Capital	4,941,120	4,427,330
Treasury Stock	(105,185)	-
Accumulated Other Comprehensive Loss	26,830	9,949
Accumulated Deficit	(5,335,547)	(3,376,181)

	(442,458)	1,081,412

	$2,651,512	$3,106,118

APPROVED ON BEHALF OF THE BOARD
"SANG DON KIM"	"KYO JIN KANG"

Director	Director

CINTEL CORP.
Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004

2005	2004
Revenue
Finished goods	-	83,037
Merchandise	112,004	216,117
Services	14,514	7,642

	$126,518	306,796

Cost of Sales
Finished goods	$-	$90,917
Merchandise	111,678	208,041

	111,678	298,958

Gross Profit	14,840	7,838
Expenses
Salaries and employee benefits	148,252	120,663
Professional fees	124,351	51,219
Amortization of deferred financing fees	60,000	-
Depreciation	55,750	50,908
Travel	45,394	14,525
Taxes and dues	32,782	5,236
Research and development	-	133,395
Office and general	98,650	40,496

	565,179	416,442

Operating Loss	(550,339)	(408,604)

Other
Interest and other income	1,459	7,002
Foreign exchange	-	(813)
Interest expense	(74,849)	(23,890)

	(73,390)	(17,701)

Loss Before Income Taxes	(623,729)	(426,305)
Deferred income taxes recoverable	77,314	68,000

Net Loss	$(546,415)	$(358,305)

Basic Loss per Share	$(0.02)	$(0.02)

Fully Diluted Loss per Share	$(0.02)	$(0.02)

Weighted Average Number of Shares (note 9)	27,692,499	20,314,300

CINTEL CORP.
Consolidated Statements of Stockholders' Deficit
Three Months Ended March 31, 2005 and 2004

			Paid in		Accumulated
			Capital in		Other		Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Foreign exchange on translation	-	-	-	-	48,576	-	48,576
Net loss	-	-	-	-	-	(358,305)	(358,305)

Balance, March 31, 2004	20,314,300	$20,314	$4,427,330	$-	9,949	$(3,376,181)	$1,081,412

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,362)
Common shares issued for consulting services	640,000	640	63,860	-	-	-	64,500
Conversion of convertible debentures into common stock (note 8 a)	4,369,744	4,370	165,630	-	-	-	170,000
Conversion of convertible debentures into common stock (note 8 b)	1,905,136	1,905	138,095	-	-	-	140,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	3,004	-	3,004
Net loss	-	-	-	-	-	(546,415)	(546,415)

Balance, March 31, 2005	30,324,680	$30,324	$4,941,120	$(105,185)	26,830	$(5,335,547)	$(442,458)

CINTEL CORP.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net loss	$(546,415)	$(358,305)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	55,750	50,908
Amortization of financing fees	75,380	-
Common shares issued for consulting services	64,500	-
Net Changes in Assets & Liabilities
Accounts receivable	272,019	1,316,111
Inventory	7,337	(72,912)
Prepaid and sundry assets	12,605	80
Deferred taxes	(77,314)	(68,000)
Accounts payable	45,000	(1,047,019)
Accrued severance	2,345	-

	(88,793)	(179,137)

Cash Flows from Investing Activities
Acquisition of equipment	(356)	5,670

Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Repayment of loans payable	(77,342)	(32,612)
Advances from convertible debenture - net	(20,000)	-
Advances from shareholder loan	81,144	-
Proceeds from common shares issued for repayment of convertible debentures	310,000	-
Repurchase of employees' stocks	(105,185)	-

	(51,383)	(32,612)

Foreign Exchange on Cash and Cash Equivalents	934	17,271

Net (Decrease) Increase in Cash and Cash Equivalents	(139,598)	(188,808)
Cash and Cash Equivalents - beginning of period	281,387	534,567

Cash and Cash Equivalents - end of period	$141,789	$345,759

Interest and Income Taxes Paid:
Interest paid	$51,469	$23,890

Income taxes paid	$-	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

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
March 31, 2005 and 2004

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

Cash and highly liquid investment with an initial maturity period of 90 days or less are considered cash equivalents and recorded at cost.

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
March 31, 2005 and 2004

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
March 31, 2005 and 2004

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
March 31, 2005 and 2004

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

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

3.	Cash and cash equivalents

Included in cash and cash equivalents is cash restricted for use by the Company of $136,738 (2004 - $117,208). The fund is being held as security for one of the bank loans as described in note 7. The loan will mature on May 12, 2005. As at March 31, 2005, the amount outstanding was $615,321 (2004 - $586,040).

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

4.	Inventory

Inventory includes $18,752 (2004 - $17,065) of merchandise and $271,280 (2004 - $209,529) of raw materials.

5.	Equipment

Equipment is comprised as follows:
		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$38,484	$25,494	$23,752	$17,445
Equipment	640,866	522,833	559,419	377,052
Vehicles	15,117	15,115	13,416	11,404
Software	674,467	292,274	616,444	155,370

	$1,368,934	$855,716	$1,213,031	$561,271

Net carrying amount		$513,218		$651,760

6.	Shareholder Loan

The loan from the chief executive officer, who is also a 15% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

2005
			2005	2004
	Current	Long-term	Total	Total

Bank loans	$1,220,875	$-	$1,220,875	$1,256,860
Promissory Note	39,000	-	39,000	39,000
Government loans (1, 2, & 3)	62,366	38,525	100,891	89,538
Discount of interest-free government loans	(1,352)	(7,987)	(9,339)	(13,263)
Notes payable (1, 2, & 3)	309,790	-	309,790	-

	$1,630,679	$30,538	$1,661,217	$1,372,135

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

7.	Loans Payable (cont'd)

Bank Loans

The bank loans bear interest at 7.5% to 11.15% and mature between May and December 2005. The loans are repayable upon maturity.

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loan #1

The loan is non-interest bearing, unsecured, repayable in annual payments of $18,024 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at March 31, 2005 was $36,237.

Government Loan #2

The loan is non-interest bearing, unsecured, repayable in annual payments of $13,109 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at March 31, 2005 was $26,129.

Government Loan #3

The loan is non-interest bearing, unsecured, repayable in annual payments of $8,678 starting 2006 and matures October 2009.

Note Payable #1

The note payable of $39,068 bears interest at 5% per month, payable monthly interest only, and is due on demand.

Note Payable #2

The note payable of $214,874 bears interest at 4% per month, is personally guaranteed by the chief executive officer of the Company, and is due on demand.

Notes Payable #3

The notes payable of $55,848 is non-interest bearing and due on demand.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

8. Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

a)	Convertible debenture #1

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

Under the agreement, the debenture holder has committed to provide financing of up to $5,000,000 over a two year period. The maximum amount of financing per month is $400,000.

The debenture has been repaid as follows:

Balance - January 1, 2004 -

Issued - November 2004                     400,000
Converted - 2004                         (60,000)
Additional advance in March 2005                  50,000
Converted - quarter ended March 2005             (170,000)

Balance - March 31, 2005                     $220,000

b)	Convertible debenture #2

The convertible debenture has a face value of $240,000 with an annual coupon rate of 5%, and both principal and interest are to be repaid either in cash or common shares by August 4, 2007.

The debenture has been repaid as follows:

Issued - February 2005                         240,000
Converted - quarter ended March 2005               (140,000)

Balance - March 31, 2005                         $100,000

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

9. Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share (2004 - 50,000,000)
                                                                     2005            2004

Issued
30,324,680 common shares (2004 - 20,314,300)                          $30,324            $20,314

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

In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the convertible debt as described in note 8 a). As at March 31, 2005, 6,545,244 common shares have been issued on conversion as described below. The balance of shares held in escrow at March 31, 2005 was 18,454,756.

In November 2004, the Company issued 412,286 common shares upon the conversion of $20,000 of the convertible debentures as described in note 8 a).

In December 2004, the Company issued 1,763,214 common shares upon the conversion of $40,000 of the convertible debentures as described in note 8 a).

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

9. Capital Stock (cont'd)

In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

In January 2005, the Company issued 2,262,424 common shares upon the conversion of $40,000 of the convertible debentures as described in note 8 a).

In February 2005, the Company issued 622,200 common shares upon the conversion of $50,000 of the convertible debentures as described in note 8 a).

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, the Company issued 1,485,120 common shares upon the conversion of $80,000 of the convertible debentures as described in note 8 a).

In March 2005, the Company repurchased 93,830 common shares for $105,185

In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture as described in note 8 b).

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
                                     2005                    2004

Interest rate                           6.5%                 6.5%
Expected volatility                     7%                   70%
Expected life in years                     6  6

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

9. Capital Stock (cont'd)

In February 2001, 30,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were cancelled.

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested in the three months ended March 31, 2005 and 2004.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2004 and 2003:

 20052004

Outstanding, beginning of year  106,000  163,000
Granted -  65,000
Exercised  -  -
Cancelled -  (122,000)

Outstanding, end of year  106,000  106,000

Weighted average fair value of options granted during the year $- $ 54,097

Weighted average exercise price of common stock options, beginning of year $0.62 $ 0.62

Weighted average exercise price of common stock options granted in the year $- $ 0.72

Weighted average exercise price of common stock options, end of year $0.67 $ 0.67

Weighted average remaining contractual life of common stock options  3 years   4 years

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

10. Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess.

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

The Company has deferred income tax assets as follows:

 20052004

Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes$231,788235,827
Other timing differences 155,522  63,594
Net operating loss carryforwards 626,035  300,243

$1,013,345  599,664

11.	Contingent Liabilities and Commitments

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

b)
On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. As at December 31, 2004, $400,000 has been advanced in the form of convertible debenture as described in note 8 a). In addition, a one-time commitment fee of $240,000 is to be paid to Cornell Capital Partners LP through convertible debenture as described in note 8 b).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for three months ended March 31, 2005 compared to three months ended March 31, 2004

	3/31/2005	3/31/.2004

Revenue	126,518	306,796
Cost of sales	111,678	298,958
Gross Profit	14,840	7,838
Expenses	565,179	416,442
Operating (Loss)	(550339)	(408,604)
Loss Before Income Taxes	(623,729)	(426,305)

Our decrease in revenue for the first quarter of 2005 as compared to the previous year was primarily attributed to the cancellation of a large e-government project and a downsizing of projects from major customers such as KT and Samsung Electronics. The decrease in cost of sales for the first quarter of 2005 compared to the previously year was primarily attributable to the relative decrease in revenue. However our gross margins increased, due to our ability to maintain our pricing policy more effectively on the deals that we did close. Despite our decrease in revenues, our operating expenses increased. The lack of a relative decrease in expenses as compared to revenues was primarily attributable to the unforeseen cancellation of a Korean e-government project, and management was unable to reduce overhead to compensate for that significant revenue shortfall.

Although management believes the ITM market continues to expand globally, the company's financial performance is down largely due to a lack of diversification in its products and markets, concentrating execution risk unnecessarily on only a handful of large customers. In accordance with the directive of the board of directors, management will use the balance of fiscal year 2005 to expand its products and markets that it participates in going forward. In its core market, Korea, CinTel must better leverage its solid distribution channels and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, such as Enterprise Content Management (ECM), Business Intelligence, broadband access solutions and enterprise wireless technologies. We believe these areas will continue to experience growth in the current IT environment. Geographically CinTel will enter the US market with its iCache and PacketCruz product lines, and begin business development of broadband access solutions. Additionally, CinTel will research other markets to enter where we can leverage our distribution channels and product strengths.

Operations for the next twelve months

Our financial plan for the next twelve months depends on important assumptions, most of which are shown in the following table. The key underlying assumptions are:

▪	We assume a slow-growth economy without major recession.
▪	We assume there are no unexpected discoveries in technology to make our products immediately obsolete.
▪	We expect the global IT spending environment to remain flat to slightly above this year's levels.
▪
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

▪
Revenues - The Company's revenues are derived primarily from the sale of IT solutions to enterprise customers. Revenue projections are based on the 2005 sales in the comparable market nationwide, based on industry average. The exact numbers can be found in the Sales Forecast table and chart section.

▪
Expenses - The Company's expenses are primarily those of salaries, sales commissions, development costs, operating costs, and administrative costs. Other expenses are based on management's estimates and industry averages.

▪
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

Liquidity

Although results of this fiscal quarter did not yield a profit, we believe this was due to our concentration of risk on a small number of customers for the majority of our revenues, and not due to any specific weakness in our business opportunity overall in a broader marketplace. Therefore we do not believe reducing expenses to achieve profitability in one single year will help to grow the business in the long run for our shareholders. We anticipate increasing our expenditure to capture market share in the areas we have outlined above will result in a solid base for future growth and profitability.

To execute our current plan for fiscal year2005, we anticipate a cash shortfall of $1.17 million for the year. We intend to execute draw downs to meet this cash requirement on the SEDA with Cornell Capital, LLC. signed on November 13th, 2004. In addition we will continue to seek favorable financing or equity placement as the need arises for mergers and acquisitions and/or ongoing operating costs.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

Item 2. Changes in Securities and Use of Proceeds.

During the first quarter of 2005, Registrant has not sold securities without registration under the Securities Act of 1933, except as described below.

Securities issued in each of such transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and restrictive legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about Registrant or had access, through relationships with Registrant, to information about Registrant.

In January 2005, the Company issued 2,262,424 common shares upon the conversion of $40,000 of convertible debentures.

In February 2005, the Company issued 622,200 common shares upon the conversion of $50,000 of convertible debentures.

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, the Company issued 1,485,120 common shares upon the conversion of $80,000 of convertible debentures.

In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

_______

(b) Reports on Form 8-K.

Not Applicable

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2005

CINTEL CORP.

By: /s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer

By: /s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Principal Financial Officer
Principal Accounting Officer