Form 10QSB
period 2005-06-30
CINTEL CORP
filed 2005-08-22
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 333-100046

CINTEL CORP.
(Exact name of Registrant as specified in its charter)
____________________

Nevada (State or other Jurisdiction of Incorporation or organization)	52-2360156 (IRS Employer I.D. No.)
___________________________

9900 Corporate Campus Drive
Suite 3000, Louisville, KY 40223
Tel : (502) 657-6077
Fax : (502) 657-6078
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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2005 40,629,877 shares of common stock, $.001 par value per share.

CINTEL CORP.

FORM 10-QSB

INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements Periods Ended June 30, 2005 and 2004 (audited)
Consolidated Balance Sheets                                                4
Consolidated Statements of Operations                                          5-6
Consolidated Statements of Stockholders’ Deficit                                    7
Consolidated Statements of Cash Flows                                          8
Notes to Consolidated Financial Statements                                       9-23

Item 2.  Management’s Discussion and Analysis or Plan of Operation                                23

Item 3.  Controls and Procedures                                                25

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                        25
Item 2.  Changes in Securities and Use of Proceeds                                          25
Item 3.  Defaults Upon Senior Securities                                                25
Item 4.  Submission of Matters to a Vote of Security Holders                                    25
Item 5.  Other Information                                                        25
Item 6.  Exhibits and Reports on Form 8-K                                              26

SIGNATURE PAGE                                                         27

CINTEL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2005 AND 2004

CINTEL CORP.
Consolidated Balance Sheets
June 30, 2005 and 2004
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$373,982	$242,450
Accounts receivable (net of allowance for doubtful accounts of $965,246; 2004 - $426,626)	290,083	1,301,587
Inventory (note 4)	267,433	217,259
Prepaid and sundry assets	225,429	89,411
Deferred taxes	208,146	121,288

	1,365,073	1,971,995
Deferred financing fees	30,000	-
Deferred taxes	888,050	527,419
Equipment (note 5)	466,422	595,901
Investments	48,752	43,654

	$2,798,297	3,138,969

LIABILITIES
Current
Accounts payable	$781,087	$958,258
Shareholder loan (note 6)	161,779	-
Loans payable - current (note 7)	1,493,511	1,367,178
Promissory note (note 8)	180,000	-

	2,616,377	2,325,436
Accrued Severance	104,469	-
Loans Payable (note 7)	515,274	51,492
Convertible Debenture (note 9)	30,000	-

	3,266,120	2,376,928

STOCKHOLDERS' DEFICIT
Capital Stock (note 10)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued40,629,877 common shares (20,314,300 in 2004)	40,630	20,314
Paid-in Capital	5,243,316	4,427,330
Treasury Stock	(105,185)	-
Accumulated Other Comprehensive Loss	34,383	8,438
Accumulated Deficit	(5,680,967)	(3,694,041)

	(467,823)	762,041

	$2,798,297	$3,138,969

(The accompanied notes of the financial statements are an integral part of these statements.)

APPROVED ON BEHALF OF THE BOARD

"SANG DON KIM"                                                 "KYO JIN KANG"

Director                                                         Director

CINTEL CORP.
Consolidated Statements of Operations
Six Months Ended June 30, 2005 and 2004

	2005	2004
Revenue
Merchandise	$326,626	$638,634
Finished goods	197,703	147,571
Services	21,644	23,291

	$545,973	$809,496

Cost of Sales
Merchandise	$277,399	$635,996
Finished goods	76,369	149,184

	353,768	785,180

Gross Profit	192,205	24,316

Expenses
Salaries and employee benefits	285,360	225,616
Office and general	208,150	121,480
Professional fees	195,376	89,309
Travel	152,270	35,140
Depreciation	112,637	102,604
Amortization of deferred financing fees	90,000	-
Taxes and dues	49,595	8,337
Research and development	-	193,149

	1,093,388	775,635

Operating Loss	(901,183)	(751,319)

Other
Interest and other income	6,258	10,265
Foreign exchange	-	(1,094)
Interest expense	(166,783)	(50,017)

	(160,525)	(40,846)

Loss Before Income Taxes	(1,061,708)	(792,165)
Deferred income taxes recoverable	169,873	116,000

Net Loss	$(891,835)	$(676,165)

Basic Loss per Share	$(0.03)	$(0.03)

Fully Diluted Loss per Share	$(0.03)	(0.03)

Weighted Average Number of Shares (note 10)	32,364,447	20,314,300

(The accompanied notes of the financial statements are an integral part of these statements.)

- -

CINTEL CORP.
Consolidated Statements of Operations
Three Months Ended June 30, 2005 and 2004

	2005	2004
Revenue
Merchandise	$214,622	$422,517
Finished goods	197,703	64,534
Services	7,130	15,649

	$419,455	$502,700

Cost of Sales
Merchandise	$165,721	$427,955
Finished goods	76,369	58,267

	242,090	486,222

Gross Profit	177,365	16,478

Expenses
Salaries and employee benefits	137,108	104,953
Office and general	109,500	80,984
Travel	106,876	20,615
Professional fees	71,025	38,090
Depreciation	56,887	51,696
Amortization of deferred financing fees	30,000	-
Taxes and dues	16,813	3,101
Research and development	-	59,754

	528,209	359,193

Operating Loss	(350,844)	(342,715)

Other
Interest and other income	4,799	3,263
Foreign exchange	-	(281)
Interest expense	(91,934)	(26,127)

	(87,135)	(23,145)

Loss Before Income Taxes	(437,979)	(365,860)
Deferred income taxes recoverable	92,559	48,000

Net Loss	(345,420)	$(317,860)

Basic Loss per Share	$(0.01)	$(0.02)

Fully Diluted Loss per Share	(0.01)	$(0.02)

Weighted Average Number of Shares (note 10)	37,036,394	20,314,300

(The accompanied notes of the financial statements are an integral part of these statements.)

- -

CINTEL CORP.
Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2005 and 2004

			Paid in		Accumulated
			Capital in		Other		Total
	Number	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders'
	of Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Foreign exchange on translation	-	-	-	-	47,065	-	47,065
Net loss	-	-	-	-	-	(676,165)	(676,165)

Balance, June 30, 2004	20,314,300	$20,314	$4,427,330	$-	8,438	$(3,694,041)	$762,041

Balance, January 1, 2005	23,409,800	$23,410	$4,573,535	$-	23,826	$(4,789,132)	$(168,361)
Common shares issued for consulting services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued as repayment of promissory note (note 8)	11,283,095	11,283	348,717	-	-	-	360,000
Conversion of convertible debenture into common stock (note 9)	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	10,557	-	10,557
Net loss	-	-	-	-	-	(891,835)	(891,835)

Balance, June 30, 2005	40,629,877	$40,630	$5,243,316	$(105,185)	34,383	$(5,680,967)	$(467,823)

(The accompanied notes of the financial statements are an integral part of these statements.)

- -

CINTEL CORP.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
	2005	2004
Cash Flows from Operating Activities
Net loss	$(891,835)	$(676,165)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	112,637	102,604
Amortization of financing fees	90,000	-
Common shares issued for consulting services	117,001	-
Net Changes in Assets & Liabilities
Accounts receivable	311,060	1,077,141
Inventory	28,418	(69,382)
Prepaid and sundry assets	60,092	70,039
Loans receivable	-	(8,251)
Deferred taxes	(169,873)	(135,198)
Accounts payable	(43,259)	(692,619)
Accrued severance	(18,019)	-

	(403,778)	(331,831)

Cash Flows from Investing Activities
Acquisition of equipment	(356)	(28,974)

Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Proceeds from loans payable	273,270	60,313
Proceeds from convertible debenture - net	30,000	-
Repayment of promissory note - net	(160,000)	-
Advances from shareholder loan	131,472	-
Proceeds from common shares issued for repayment of convertible debenture	210,000	-
Proceeds from common shares issued for repayment of promissory note	360,000	-
Repurchase of employees' stocks	(105,185)	-

	499,557	60,313

Foreign Exchange on Cash and Cash Equivalents	(2,828)	8,375

Net Increase (Decrease) in Cash and Cash Equivalents	92,595	(292,117)
Cash and Cash Equivalents - beginning of period	281,387	534,567

Cash and Cash Equivalents - end of period	$373,982	$242,450

Interest and Income Taxes Paid:
Interest paid	$107,084	$50,017

Income taxes paid	$-	$-

(The accompanied notes of the financial statements are an integral part of these statements.)

- -

1.	Operations and Business

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

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

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

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

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

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

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

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

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

Included in cash and cash equivalents is cash restricted for use by the Company of $135,786 (2004 - $121,590). The fund is being held as security for one of the bank loans as described in note 7. The loan will mature on August 12, 2005. As at June 30, 2005, the amount outstanding was $543,144 (2004 - $602,000).

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

4. Inventory

Inventory includes $10,419 (2004 - $14,656) of merchandise and $257,014 (2004 - $202,603) of raw materials.

5.	Equipment

Equipment is comprised as follows:
		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$44,768	$26,538	$23,799	$18,414
Equipment	637,418	538,891	558,931	400,601
Vehicles	15,012	15,010	13,443	12,098
Software	710,830	361,167	622,735	191,894

	$1,408,028	$941,606	$1,218,908	$623,007

Net carrying amount		$466,422		$595,901

6. Shareholder Loan

The loan from the chief executive officer, who is also a 11% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

7. Loans Payable
			2005	2004
	Current	Long-term	Total	Total

Bank loans	$1,125,084	$-	$1,125,084	$1,302,750
Promissory note	39,000	-	39,000	39,000
Government loans (#1, 2, & 3)	61,932	38,256	100,188	89,713
Discount of interest-free government loans	(1,342)	(7,932)	(9,274)	(12,793)
Note payable #1	-	484,950	484,950	-
Notes payable (#2 & 3)	268,837	-	268,837	-

	$1,493,511	$515,274	$2,008,785	$1,418,670

7. Loans Payable (cont'd)

Bank Loans

The bank loans bear interest at 7.5% to 11.15% and mature between August and December 2005. The loans are repayable upon maturity.

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loan #1

The loan is non-interest bearing, unsecured, repayable in annual payments of $17,992 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at June 30, 2005 was $35,984.

Government Loan #2

The loan is non-interest bearing, unsecured, repayable in annual payments of $12,974 and matures July 2005. The Company is in arrears on the 2004 annual payment. Total amount outstanding at June 30, 2005 was $25,948.

Government Loan #3

The loan is non-interest bearing, unsecured, repayable in annual payments of $9,564 starting 2006 and matures October 2009. The total amount outstanding at June 30, 2005 was $38,256.

Note Payable #1

The note payable is a non-interest bearing bridge loan to the Company during the negotiation period between the lender and the Company for a convertible debenture agreement of $1.5 million. Should an agreement not be reached by August 29, 2005, the note will be repayable in August 2015. Otherwise, it would be repaid by funds from the new convertible debenture.

Note Payable #2

The note payable of $213,378 bears interest at 4% per month, is personally guaranteed by the chief executive officer of the Company, and is due on demand.

Notes Payable #3

The notes payable of $55,459 is non-interest bearing and due on demand.

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

8. Promissory Note

The promissory note has an annual coupon rate of 12%. Commencing November 15, 2004, the promissory note and interest are repayable in one installment of $29,266 followed by 39 installments of $10,000 every seven calendar days. An additional $150,000 has been advanced under an agreement in April 2005 at the same interest rate. The new advance is repayable in installments of $10,000 every seven calendar days.

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

The promissory note has been repaid as follows:
Balance - June 30, 2004	$-
Issued - November 2004	400,000
Payments by issuance of shares - quarter
ended December 2004	(60,000)
Advances - quarter ended March 2005	50,000
Payments by issuance of shares - quarter
ended March 2005	(170,000)
Advances - quarter ended June 2005	150,000
Payments by issuance of shares - quarter
ended June 2005	(190,000)

Balance - June 30, 2005	$180,000

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

9. Convertible Debenture

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debenture as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible debenture has a face value of $240,000 with an annual coupon rate of 5%, and both principal and interest are to be repaid either in cash or common shares by August 4, 2007.

The debenture has been repaid as follows:
Issued - February 2005	240,000
Converted - quarter ended March 2005	(140,000)
Converted - quarter ended June 2005	(70,000)

Balance - June 30, 2005	$30,000

10. Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share (2004 - 50,000,000)

			2005	2004
Issued
	40,629,877	common shares (2004 - 20,314,300)	$40,630	$20,314

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

10. Capital Stock (cont'd)

In September 2004, the Company increased its authorized capital from 50,000,000 common shares to 300,000,000 common shares.

In October 2004, 120,000 common shares were issued for consulting services at the value of $14,400.

In November 2004, 170,000 common shares were issued for consulting services at the value of $15,000.

In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the promissory note as described in note 8. As at June 30, 2005, 13,458,595 common shares have been issued on repayment as described below. The balance of shares held in escrow at June 30, 2005 was 11,541,405.

In November 2004, the Company issued 412,286 common shares upon the repayment of $20,000 of the promissory note as described in note 8.

In December 2004, the Company issued 1,763,214 common shares upon the repayment of $40,000 of the promissory note as described in note 8.

In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

In January 2005, the Company issued 2,262,424 common shares upon the repayment of $40,000 of the promissory note as described in note 8.

In February 2005, the Company issued 622,200 common shares upon the repayment of $50,000 of the promissory note as described in note 8.

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, the Company issued 1,485,120 common shares upon the repayment of $80,000 of the promissory note as described in note 8.

In March 2005, the Company repurchased 93,830 common shares for $105,185

In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture as described in note 9.

In April 2005, the Company issued 1,311,769 common shares upon the repayment of $40,000 of the promissory note as described in note 8.

In April 2005, 1,200,000 common shares were issued for consulting services at the value of $48,000.

10. Capital Stock (cont'd)

In April 2005, 712,500 common shares were issued upon the conversion of $20,000 of convertible debenture as described in note 9.

In May 2005, 1,329,346 common shares were issued upon the conversion of $50,000 of convertible debenture as described in note 9.

In May 2005, the Company issued 2,333,551 common shares upon the repayment of $70,000 of the promissory note as described in note 8.

In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

In June 2005, the Company issued 3,268,031 common shares upon the repayment of $80,000 of the promissory note as described in note 8.

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

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

10. Capital Stock (cont'd)

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested in the six months ended June 30, 2005 and 2004.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2005 and 2004:

 20052004

Outstanding, beginning of year	106,000	163,000
Granted	-	65,000
Exercised	-	-
Cancelled	-	(122,000)

Outstanding, end of year	106,000	106,000

Weighted average fair value of options granted during the year	$-	$54,097

Weighted average exercise price of common stock options, beginning of year	$0.62	$0.62

Weighted average exercise price of common stock options granted in the year	$-	$0.72

Weighted average exercise price of common stock options, end of year	$0.67	$0.67

Weighted average remaining contractual life of common stock options	3 years	4 years

CINTEL CORP.Notes to Consolidated Financial StatementsJune 30, 2005 and 2004

11. Income Taxes

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

The Company has deferred income tax assets as follows:

 20052004

Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$214,829	220,892
Other timing differences	154,439	62,707
Net operating loss carryforwards	726,928	365,108

	$1,096,196	648,707

12. Contingent Liabilities and Commitments

a)
The Company is committed to an office space lease obligation which expires in March 2006. The minimum annual payments (exclusive of taxes and insurance) under the leases for 2006 is $23,800. Rent expenses paid in 2005 and 2004 were $47,560 and $39,382 respectively.

b)
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

c)
On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. As at June 30, 2005, $550,000 has been advanced in the form of promissory note as described in note 8.

13.	Comparative Information

Certain figures for the period ended June 30, 2004 have been reclassified to conform with the current year's financial statement presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

	6/30/2005	6/30/.2004

Revenue	545,973	809,496
Cost of sales	353,768	785,180
Gross Profit	192,205	24,319
Expenses	1,093,388	775,635
Operating (Loss)	(901,183)	(751,319)
Loss Before Income Taxes	(1,061,708)	(792,165)

The main reason why this decrease of 32.5 % revenue for the first six months of 2005 as compared to the previous year was attributed to the cancellation and downsizing of some projects from large and major customers. The primary reason was to decreases in the Korean IT market demand due to the Korean economic situation on the peninsula. These cancellations were not due to any issue with Cintel products or our relationships with customers.

The decrease in cost of sales for the first six months of 2005 compared to the last year was primarily attributed to the 54.9% decrease in revenues and the profitable finished goods revenue increase. The significant point was that the finished goods revenue have dramatically increasing about 36.2% of the total sales revenue compared to the previously year, about 18.2%. Additionally, it is attributed to the saving in the price of finished goods which consists of manufacturing expenses, and employees’ expenses etc. and the saving in the merchandise cost as well.

Despite our decrease in revenues, our gross profit increased due to the sales portion of finished goods revenues versus the merchandise revenues increased, additionally decreasing costs of finished goods have been a factor.
The lack of a relative decrease in expenses as compared to revenues was primarily attributable to developing the overseas market and to increased travel overseas, to the USA and Japan. Additionally, cost increases were due to the increasing costs of alliances with other big vendors or companies in order to create a better future relationship with large customers. The result of this contribution should be clear by the end of this year.

Although management believes the ITM market continues to expand globally, the company's financial performance is down largely due to a lack of diversification in its products and markets, concentrating execution risk unnecessarily on only a handful of large customers. In accordance with the directive of the board of directors, management will use the balance of fiscal year 2005 to expand its products and markets that it participates in going forward. Additionally, we will have some new distribution and reseller partners in the USA soon. CinTel must better leverage its solid distribution channels and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, such as Enterprise Content Management (ECM), Business Intelligence, security solution and broadband access solutions. We believe these areas will continue to experience growth in the current IT environment. Geographically CinTel will enter the US market with its iCache and PacketCruz product with other solution relatively security and distributed product. Additionally, CinTel will research other markets to enter where we can leverage our distribution channels and product strengths.

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
▪
Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the revenue section and presents, to the best of management's knowledge and belief, the company's expected assets, liabilities, capital, revenues, and expenses. The projections reflect management's judgment of the expected conditions and its expected course of action, given these assumptions.

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

Liquidity

Although results of the six month period ended June 30, 2005, did not yield a profit, we believe this was due to our concentration of risk on a small number of customers for the majority of our revenues, and not due to any specific weakness in our business opportunity overall in a broader marketplace. Therefore we do not believe reducing expenses to achieve profitability in one single year will help to grow the business in the long run for our shareholders. We anticipate increasing our expenditure to capture market share in the areas we have outlined above will result in a solid base for future growth and profitability.

To execute our current plan for fiscal year 2005, we anticipate a cash shortfall of $1 million for the year. We may execute another draw down to meet this cash requirement on the SEDA with Cornell Capital, LLC. Otherwise, we will continue to seek favorable financing or equity placement as the need arises for mergers and acquisitions, buying some equipment for the sales revenue and/or ongoing operating costs. We may consider some CB or BW as well.

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

ITEM 3 - CONTROLS AND PROCEDURES

The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings other than in the normal course of business nor is any of its property subject to pending legal proceedings material to the fiscal well-being of the Company.

Item 2. Changes in Securities and Use of Proceeds.

During the second quarter of 2005, Registrant has not sold securities without registration under the Securities Act of 1933, except as described below.

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

During the quarter ended June 30, 2005, the Company issued 3,946,982 common shares upon the conversion of $70,000 of convertible debentures.

During the quarter ended June 30, 2005, the Company issued 11,283,095 common shares as repayment in the amount of $190,000 of a promissory note.

During the quarter ended June 30, 2005, the Company issued 1,350,000 common shares in exchange for consulting services rendered in behalf of the Company valued at $52,501.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2005

CINTEL CORP.

By: /s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer

By: /s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Principal Financial Officer
Principal Accounting Officer