Form 10QSB
period 2005-09-30
CINTEL CORP
filed 2005-11-21
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________________

                                  CINTEL CORP.
                                  ------------
              (Exact name of small business issuer in its charter)

            NEVADA                                         52-2360156
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
         --------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (502) 657-6077

                                 WITH COPIES TO:

                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 26, 2005, the issuer had 41,834,102 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................    1
Item 2.  Management's Discussion and Analysis or Plan of Operation.........   19
Item 3.  Controls and Procedures...........................................   21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   21
Item 3.  Defaults Upon Senior Securities...................................   21
Item 4.  Submission of Matters to a Vote of Security Holders...............   21
Item 5.  Other Information.................................................   21
Item 6.  Exhibits..........................................................   21

SIGNATURES.................................................................   22

                         PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements.

CINTEL CORP.
Consolidated Balance Sheets
September 30, 2005 and 2004

                                                                  2005             2004
                                     ASSETS
Current
    Cash and cash equivalents (note 3)                    $    143,192     $    258,725
    Accounts receivable (net of allowance for doubtful
      accounts of $1,013,918; 2003 - $414,133)                 684,175        1,330,677
    Inventory (note 4)                                         212,399          250,974
    Prepaid and sundry assets                                  200,035          110,706
    Loans receivable                                             9,635            4,846
    Deferred taxes                                             202,024          118,412
                                                          -----------------------------

                                                             1,451,460        2,074,340
Deferred taxes                                                 947,365          576,743
Equipment (note 5)                                             411,860          555,273
Investments                                                     48,204           43,609
                                                          -----------------------------

                                                          $  2,858,889     $  3,249,965
                                                          =============================

                                   LIABILITIES
Current
    Accounts payable                                      $  1,217,944     $  1,008,171
    Customer deposits                                          191,800               --
    Loans payable - current (note 6)                         1,430,542        1,549,820
    Shareholder loan (note 7)                                  179,902               --
                                                          -----------------------------

                                                             3,020,188        2,557,991
Accrued Severance                                               63,985               --
Loans Payable (note 6)                                         509,484           51,439
Convertible Debenture  (note 8)                                 30,000               --
                                                          -----------------------------

                                                             3,623,657        2,609,430
                                                          -----------------------------

                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 9)                                          41,834           20,944
Paid in Capital                                              5,277,110        4,486,600
Treasury Stock                                                (105,185)              --
Accumulated Other Comprehensive Income                          45,241            6,145
Accumulated Deficit                                         (6,023,768)      (3,873,154)
                                                          -----------------------------

                                                              (764,768)         640,535
                                                          -----------------------------

                                                          $  2,858,889     $  3,249,965
                                                          =============================

(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Nine Months Ended September 30, 2005 and 2004

                                                          2005             2004

Revenue
    Merchandise                                   $    957,125     $    798,712
    Finished goods                                     264,392          535,537
    Services                                            29,396           33,941
                                                  -----------------------------

                                                     1,250,913        1,368,190
                                                  -----------------------------

Cost of Sales
    Merchandise                                        833,462          780,190
    Finished goods                                     170,188          396,771
                                                  -----------------------------

                                                     1,003,650        1,176,961
                                                  -----------------------------

Gross Profit                                           247,263          191,229
                                                  -----------------------------

Expenses
    Office and general                                 408,554          167,671
    Salaries and employee benefits                     378,410          341,072
    Professional fees                                  222,087          168,934
    Travel                                             170,135           35,378
    Depreciation                                       163,521          149,908
    Amortization of deferred financing fees            120,000               --
    Taxes and dues                                      52,426           15,058
    Research and development                                --          230,978
                                                  -----------------------------

                                                     1,515,133        1,108,999
                                                  -----------------------------

Operating Loss                                      (1,267,870)        (917,770)
                                                  -----------------------------

Other
    Interest and other income                            7,594           12,338
    Foreign exchange                                        --           (1,093)
    Interest expense                                  (209,541)        (111,753)
                                                  -----------------------------

                                                      (201,947)        (100,508)
                                                  -----------------------------

Loss Before Income Taxes                            (1,469,817)      (1,018,278)

    Deferred income taxes recoverable                  235,181          163,000
                                                  -----------------------------

Net Loss                                          $ (1,234,636)    $   (855,278)
                                                  =============================

Basic Loss per Share                              $      (0.04)    $      (0.04)
                                                  =============================

Weighted Average Number of Shares (note 9)          32,323,055       20,455,411
                                                  =============================


(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended September 30, 2005 and 2004

                                                          2005             2004

Revenue
    Merchandise                                   $    630,499     $    160,080
    Finished goods                                      66,689          387,965
    Services                                             7,752           10,650
                                                  -----------------------------

                                                       704,940          558,695
                                                  -----------------------------

Cost of Sales
    Merchandise                                        556,063          150,325
    Finished goods                                      93,819          232,524
                                                  -----------------------------

                                                       649,882          382,849
                                                  -----------------------------

Gross Profit                                            55,058          175,846
                                                  -----------------------------

Expenses
    Office and general                                 200,404           55,123
    Salaries and employee benefits                      93,050          115,456
    Travel                                              17,865              238
    Depreciation                                        50,884           47,304
    Amortization of deferred financing fees             30,000               --
    Professional fees                                   26,711           79,625
    Taxes and dues                                       2,831            6,723
    Research and development                                --           37,829
                                                  -----------------------------

                                                       421,745          342,298
                                                  -----------------------------

Operating Loss                                        (366,687)        (166,452)
                                                  -----------------------------

Other
    Interest and other income                            1,336            2,073
    Interest expense                                   (42,758)         (61,735)
                                                  -----------------------------

                                                       (41,422)         (59,662)
                                                  -----------------------------

Loss Before Income Taxes                              (408,109)        (226,114)

    Deferred income taxes recoverable                   65,308           47,000
                                                  -----------------------------

Net Loss                                          $   (342,801)    $   (179,114)
                                                  =============================

Basic Loss per Share                              $      (0.01)    $      (0.01)
                                                  =============================

Weighted Average Number of Shares (note 9)          41,240,272       20,737,634
                                                  =============================


(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2005 and 2004

                                                                          Paid in    Accumulated
                                                                        Capital in      Other                        Total
                                   Number of    Capital     Excess of    Treasury   Comprehensive  Accumulated    Stockholders'
                                    Shares       Stock      Par value      Stock         Loss        Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004          20,314,300    $20,314    $4,427,330    $      --     (38,627)    $(3,017,876)    $ 1,391,141
Common shares issued for
  consulting services                630,000        630        59,270           --          --              --          59,900
Foreign exchange on
  translation                             --         --            --           --      44,772              --          44,772
Net loss                                  --         --            --           --          --        (855,278)       (855,278)
------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2004       20,944,300    $20,944    $4,486,600    $      --       6,145     $(3,873,154)    $   640,535
==============================================================================================================================

Balance, January 1, 2005          23,409,800    $23,410    $4,573,535    $      --      23,826     $(4,789,132)    $  (168,361)
Common shares issued for
  consulting services -
  March 31, 2005                     640,000        640        63,860           --          --              --          64,500
Common shares issued for
  consulting services -
  June 30, 2005                    1,350,000      1,350        51,151           --          --              --          52,501
Common shares issued for
  consulting services -
  Sep 30, 2005                       500,000        500        14,500           --          --              --          15,000
Common shares issued as
  repayment of promissory note    11,987,320     11,987       368,011           --          --              --         379,998
Conversion of convertible
  debenture into common
  stock (note 8)                   3,946,982      3,947       206,053           --          --              --         210,000
Repurchase of employees'
  stocks                                  --         --            --     (105,185)         --              --        (105,185)
Foreign exchange on
  translation                             --         --            --           --      21,415              --          21,415
Net loss                                  --         --            --           --          --      (1,234,636)     (1,234,636)
------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005       41,834,102    $41,834    $5,277,110    $(105,185)     45,241     $(6,023,768)    $  (764,768)
==============================================================================================================================


(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005 and 2004

                                                                   2005             2004

Cash Flows from Operating Activities
    Net loss                                               $ (1,234,636)    $   (855,278)
    Adjustments for working capital and non-cash items:
      Depreciation                                              163,521          149,908
      Amortization of financing fees                            120,000               --
      Common stock issued for consulting services               131,999           59,900
    Net Changes in Assets & Liabilities
      Accounts receivable                                       (99,091)       1,071,040
      Inventory                                                  81,325          (96,871)
      Prepaid and sundry assets                                  85,190           45,339
      Deferred taxes                                           (235,181)        (163,000)
      Accounts payable                                          412,935         (695,097)
      Accrued severance                                         (58,026)              --
                                                           -----------------------------

                                                               (631,964)        (484,059)
                                                           -----------------------------

Cash Flows from Investing Activities
    Acquisition of equipment, net                               (14,006)           2,910
    Loans receivable                                             (9,849)          (4,803)
                                                           -----------------------------

                                                                (23,855)          (1,893)
                                                           -----------------------------

Cash Flows from Financing Activities
    Payments of deferred financing fees                        (240,000)              --
    Proceeds from convertible debenture - net                   240,000               --
    Repayment of promissory note - net                           40,000               --
    Repurchase of employees' stocks                            (105,185)              --
    Customer deposits                                           196,064               --
    Loans payable                                               237,691          193,286
    Shareholder loan                                            150,570               --
                                                           -----------------------------

                                                                519,140          193,286
                                                           -----------------------------

Foreign Exchange on Cash and Cash Equivalents                    (1,516)          16,824
                                                           -----------------------------

Net Decrease in Cash and Cash Equivalents                      (138,195)        (275,842)
Cash and Cash Equivalents - beginning of  year                  281,387          534,567
                                                           -----------------------------

Cash and Cash Equivalents - end of year                    $    143,192     $    258,725
                                                           =============================

During the year, the company had cash flows arising
    from interest and income taxes paid as follows:
    Interest paid                                          $    209,541     $    107,877
                                                           =============================

    Income taxes paid                                      $         --     $         --
                                                           =============================


(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

3.    Cash and cash equivalents

      Included in cash and cash equivalents is cash restricted for use by the Company of $134,260 (2004 - $121,242). The fund is being held as security for one of the bank loans as described in note 6. The loan will mature on December 11, 2005. As at September 30, 2005, the amount outstanding was $393,190 (2004 - $606 ,211).

4.    Inventory

      Inventory includes $5,427 (2004 - $17,846) of merchandise and $206,972 (2004 - $233,128) of raw materials.

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

5.    Equipment

      Equipment is comprised as follows:

                                                       2005                            2004
                                                Accumulated                     Accumulated
                                       Cost    Depreciation            Cost    Depreciation
                               ------------------------------------------------------------
      Furniture and fixtures   $     45,799    $     28,074    $     34,185    $     19,849
      Equipment                     631,257         547,983         565,651         424,680
      Vehicles                       14,843          14,841          13,429          12,756
      Software                      696,737         385,878         622,090         222,797
                               ------------------------------------------------------------

                                  1,388,636         976,776       1,235,355         680,082
                               ------------------------------------------------------------

      Net carrying amount                      $    411,860                    $    555,273
                                               ------------                    ------------

6.    Loans Payable

                                                                                       2005             2004
                                                   Current       Long-term            Total            Total
                                              --------------------------------------------------------------
      Bank loans                              $    968,590    $         --     $    968,590     $  1,214,640
      Promissory note                               39,000              --           39,000           39,000
      Government loans (#1, 2 & 3)                  61,236          37,826           99,062           89,621
      Discount of interest-free government loans        --          (7,842)          (7,842)         (12,780)
      Note payable #1                                   --         479,500          479,500               --
      Notes payable (#2, 3 & 4)                    361,716              --          361,716          270,778
                                              --------------------------------------------------------------

                                              $  1,430,542    $    509,484     $  1,940,026     $  1,601,259
                                              ==============================================================

      Bank Loans

      The bank loans bear interest at 7.5% to 21% and mature between November and December 2005. The loans are repayable upon maturity.

      Promissory Note

      The promissory note is non-interest bearing, unsecured, and due on demand.

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

6.    Loans Payable (cont'd)

      Government Loan #1

      The loan is non-interest bearing, unsecured, and repayable in annual payments of $17,789 and matured on July 2005. The company is in arrears on the 2004 and 2005 payment. Total amount outstanding at September 30, 2005 was $35,580.

      Government Loan #2

      The loan is non-interest bearing, unsecured, and repayable in annual payments of $12,828 and matured on July 2005. The company is in arrears on the 2004 and 2005 payment. Total amount outstanding at September 30, 2005 was $25,656.

      Government Loan #3

      The loan is non-interest bearing, unsecured, repayable in annual payments of $9,564 starting 2006 and matures October 2009. The total amount outstanding at September 30, 2005 was $37,826.

      Note Payable #1

      The note payable is a non-interest bearing loan and is repayable in August 2015.

      Note Payable #2

      The note payable of $210,980 bears interest at 4% per month, is personally guaranteed by the chief executive officer of the Company, and is due on demand.

      Notes Payable #3

      The notes payable of $54,836 is non-interest bearing and due on demand.

      Notes Payable #4

      The notes payable of $95,900 bears interest at 9% per annum and is repayable at maturity in October 2005.

7.    Shareholder Loan

      The loan from the chief executive officer, who is also a 11% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

      The debenture has been repaid as follows:
               Issued - February 2005                               240,000
               Converted - quarter ended March 2005               (140,000)
               Converted - quarter ended June 2005                 (70,000)
                                                               -----------

            Balance - September 30, 2005                       $    30,000
                                                               ===========

9.    Capital Stock

      Authorized
        300,000,000 common shares, par
        value $0.001 per share (2004 -
        50,000,000)
                                                2005          2004

      Issued
        41,834,102  common shares
        (2004 - 20,944,300)                 $   41,834     $   20,944
                                            =========================

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

9.    Capital Stock (cont'd)

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

            In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the promissory note as described in note. As at June 30, 2005, 13,458,595 common shares have been issued on repayment as described below. The balance of shares held in escrow at June 30, 2005 was 11,541,405.

            In November 2004, the Company issued 412,286 common shares upon the repayment of $20,000 of the promissory note as described in note.

            In December 2004, the Company issued 1,763,214 common shares upon the repayment of $40,000 of the promissory note as described in note.

            In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

            In January 2005, the Company issued 2,262,424 common shares upon the repayment of $40,000 of the promissory note as described in note .

            In February 2005, the Company issued 622,200 common shares upon the repayment of $50,000 of the promissory note as described in note .

            In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

            In March 2005, the Company issued 1,485,120 common shares upon the repayment of $80,000 of the promissory note as described in note .

            In March 2005, the Company repurchased 93,830 common shares for $105,185

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

9.    Capital Stock (cont'd)

            In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture as described in note 8.

            In April 2005, the Company issued 1,311,769 common shares upon the repayment of $40,000 of the promissory note as described in note .

            In April 2005, 1,200,000 common shares were issued for consulting services at the value of $48,000.

            In April 2005, 712,500 common shares were issued upon the conversion of $20,000 of convertible debenture as described in note 8.

            In May 2005, 1,329,346 common shares were issued upon the conversion of $50,000 of convertible debenture as described in note 8.

            In May 2005, the Company issued 2,333,551 common shares upon the repayment of $70,000 of the promissory note as described in note .

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

9.    Capital Stock (cont'd)

            In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

            In June 2005, the Company issued 3,268,031 common shares upon the repayment of $80,000 of the promissory note.

            In July 2005, the Company issued 704,225 common shares upon the repayment of $20,000 of the promissory note.

            In September 2005, 500,000 common shares were issued for consulting services at the value of $15,000.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

9.    Capital Stock (cont'd)

      The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested in the nine months ended September 30, 2005 and 2004.

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

      The following table summarizes the stock option activity during 2005 and 2004:

                                                    2005           2004

      Outstanding, beginning of year             106,000        106,000
      Exercised                                       --             --
      Cancelled                                       --             --
                                             --------------------------

      Outstanding, end of year                   106,000        106,000
                                             ==========================

      Weighted average fair value of options
        granted during the year              $        --    $        --
                                             ==========================

      Weighted average exercise price of common
        stock options, beginning of year     $      0.62    $      0.62
                                             ==========================

      Weighted average exercise price of common
        stock options granted in the year    $        --    $        --
                                             ==========================

      Weighted average exercise price of common
        stock options, end of year           $      0.67    $      0.67
                                             ==========================

      Weighted average remaining contractual
        life of common stock options             2 years        3 years
                                             ==========================

10.   Income Taxes

      The Company has deferred income tax assets as follows:

                                                                2005       2004

            Deferred income tax assets
               Research and development expenses
               amortized over 5 years for tax purposes    $  197,242    218,597
                Other timing differences                     152,713     63,652
                Net operating loss carryforwards             799,434    412,906
                                                          ---------------------

                                                          $1,149,389    695,155
                                                          =====================

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

11.   Contingent Liabilities and Commitments

      a) The Company is committed to an office space lease obligation which expires in March 2006. The minimum annual payments (exclusive of taxes and insurance) under the leases for 2006 is $26,503. Rent expenses paid in 2005 and 2004 were $58,147 and $62,527 respectively.

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

      c) On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. As at September 30, 2005, there was no balance outstanding.

12.   Subsequent Events

       On October 17, 2005, Cintel Corp. (the "Company") entered into a securities purchase agreement to sell an aggregate of $440,000 convertible notes. The Convertible Notes do not bear interest and, unless converted into shares of the Company's common stock, are due and payable on April 7, 2007. The Convertible Notes are convertible into the Company's common stock at any time after issuance at a conversion price of $0.04 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations for nine months ended September 30, 2005 compared to nine months ended September 30, 2004

-------------------------------------------------------------------
                                    9/30/2005            9/30/2004
-------------------------------------------------------------------
Revenue                             1,250,913            1,368,190
-------------------------------------------------------------------
Cost of sales                       1,003,650            1,176,961
-------------------------------------------------------------------
Gross Profit                          247,263              191,229
-------------------------------------------------------------------
Expenses                            1,515,133            1,108,999
-------------------------------------------------------------------
Operating (Loss)                   (1,267,870)            (917,770)
-------------------------------------------------------------------
Loss Before Income Taxes           (1,469,817)          (1,018,278)
-------------------------------------------------------------------

      The main economic factors for the decrease of 8.6 % in revenue for the first nine months of 2005 compared to the previous year can be attributed to the slow economic condition in Korea and the temporary delay of some projects until the following quarter. The economic climate is turning positive and we expect this issue to disappear by the next quarter. In the upcoming quarter, the company expects significant new revenues due to factors such as a new strategic alliance with companies such as Hyundai HDS and is continuing to capitalize on past opportunities. The company will increase the reach with current trusted customers and partners with our expanded revenue generating product lines.

      A 14.7% decrease in costs compared to last year can be attributed to higher profit margins on products sold. For example, the profit margin of merchandise in Q3, 2005 was 2.3%, but that margin in Q3, 2005 was 12.9%. Second, the gross profit margin of finished products in 2004 was 25.9%, but in 2005 it was 35.6%. Our contract with the Korea Museum Project with KT (Korea Telecom) is a direct example of 12.9 % increase in merchandise. Although the total dollar amount on finished goods was down the cost of sale was more than proportionately reduced and thus resulted in these increased margins.

      One large factor in our increase in cost of overseas operations was a result of travel expenses to markets such as China, Australia and the United States. Another cost increase is directly related with an increase in expenses to build alliances and research of potential new markets that will help to build our bonds with large customers and corporate alliances. The results of this contribution should be clear by the end of this year.

      Management believes the ITM market continues to expand globally soon. Although the company's financial performance is down compared to last year largely due to a lack of diversification in its products and markets, the company can expect to show additional revenue and profits in near future with the strong relationships it has with its enterprise level customers. In accordance with the directive of the board of directors, management will use the balance of fiscal year 2005 to expand its products and markets. In its core market, Korea, CinTel will better leverage its alliance with Hyundai HDS and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, including security products with HDS. We believe this partnership with HDS will continue to enable growth for CinTel in the current IT environment. CinTel is taking steps to establish several business partnerships in the U.S. Additionally, CinTel will study other markets to enter where we can leverage our distribution channels and product strengths.

Operations for the next twelve months

         Our financial plan for the next twelve months depends on important assumptions, most of which are shown in the following table. The key underlying assumptions are:

      o     We assume a slow-growth economy without major recession.

      o We assume there are no unexpected discoveries in technology to make our products immediately obsolete.

      o We expect the global IT spending environment to remain flat to slightly above this year's levels.

      o Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the revenue section and presents, to the best of management's knowledge and belief, the company's expected assets, liabilities, capital, revenues, and expenses. The projections reflect management's judgment of the expected conditions and its expected course of action, given the assumptions.

      o Revenues - The Company's revenues are derived primarily from the sale of IT solutions to enterprise customers. Revenue projections are based on the 2005 sales in the comparable market nationwide, based on industry average. The exact numbers can be found in the Sales Forecast table and chart section.

      o Expenses - The Company's expenses are primarily those of salaries, sales commissions, development costs, operating costs, and administrative costs. Other expenses are based on management's estimates and industry averages.

Trends

      The ITM market is currently undergoing rapid transformation from a pure caching appliance environment to a convergence of more enterprise network traffic and application management features such as SSL VPN, Application Acceleration (Web-enabled), WAN optimization, Firewall and Content Security. CinTel must incorporate these functionalities into its current product line to better compete in the marketplace.

      Wireless ISP market access penetration is rapidly increasing in North America as wireless and Broadband technologies are being deployed. As the standards are agreed upon, and as the new business models begin to surface broadband access penetration will become ubiquitous and will open up new business opportunities for companies like CinTel and others in this space.

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

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In July 2005, the Company issued 704,225 common shares upon the repayment of $20,000 of the promissory note. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Section 3(a)(9) of the Securities Act and/or Regulation S promulgated pursuant to the Securities Act.

      In September 2005, 500,000 common shares were issued for consulting services at the value of $15,000. This transaction was exempt pursuant to section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                               Description
--------------------------------------------------------------------------------
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CINTEL CORP.

      Dated:   November 21, 2005        By: /s/ Sang Don Kim
                                            -----------------------------------
                                                Sang Don Kim
                                                Chief Executive Officer

      Dated:   November 21, 2005        By: /s/ Kyo Jin Kang
                                            -----------------------------------
                                                Kyo Jin Kang
                                                Principal Financial Officer and
                                                Principal Accounting Officer