Form 10KSB
period 2005-12-31
CINTEL CORP
filed 2006-04-17
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

             COMMISSION FILE NUMBER ________________________________

                                  CINTEL CORP.
                                  ------------
                 (Name of small business issuer in its charter)

               NEVADA                                  52-2360156
               ------                                  ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


          9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone Number: (502) 657-6077
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     State issuer's revenues for its most recent fiscal year. $ 2,208,460

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 31, 2006, was $7,085,297.

     As of March 31, 2006, the issuer had 42,379,654 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.    Description of Business.........................................   1
Item 2.    Description of Property.........................................   6
Item 3.    Legal Proceedings...............................................   7
Item 4.    Submission of Matters to a Vote of Security Holders.............   7

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........   7
Item 6.    Management's Discussion and Analysis or Plan of Operation.......   9
Item 7.    Financial Statements............................................  12
Item 8.    Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................  12
Item 8A.   Controls and Procedures.........................................  12
Item 8B.   Other Information...............................................  13

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act..............  13
Item 10.   Executive Compensation..........................................  14
Item 11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................  14
Item 12.   Certain Relationship and Related Transactions...................  16
Item 13.   Exhibits........................................................  16
Item 14.   Principal Accountant Fees and Services..........................  19


SIGNATURES.................................................................  21

                                     PART I

Item 1.    Description of Business.

Background
----------

     CinTel Corp (formerly Link2 Technologies) was incorporated in the State of Nevada on August 16, 1996. The initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

     On September 30, 2003, Link2 Technologies entered into a definitive Share Exchange Agreement with CinTel Co., Ltd., a Korean corporation ("CinTel Korea") and the shareholders of CinTel Korea. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of CinTel Korea in exchange for 16,683,300 shares of our common stock. CinTel Korea was founded in 1997 and has provided various Internet Traffic Management solutions to businesses and consumers. All of our business operations are now comprised of developing, manufacturing and distributing Internet Traffic Management solutions to businesses and consumers in order to manage and control large traffic.

     CinTel Korea introduced Korea's first dynamic server load balancer, and has marketed Internet Traffic Management products since its inception, such as the PacketCruz(TM) family of products, iCache, i2one, and Proximator. The Internet Traffic Management solutions are marketed to customers around the world, helping them improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content).

Principal products
------------------

     We  produce   three   Internet   traffic   management   products:   iCache,
PacketCruz(TM) iLog, and PacketCruz(TM) i2one.

iCache

     iCache is a high performance Internet caching system for accelerated content delivery. iCache is used by businesses, Internet Service Providers, educational institutions, and other organizations to manage and control Web traffic growth, while accelerating the delivery of content to users. iCache is specifically designed to improve the performance, scalability, security, portability, security, and manageability of high-traffic Web sites. iCache has advantages in I/O and file management, and algorithms that learn and search better with increased usage. iCache provides technologies for massive connection management, mass object storing, and retrieving. We build our own cache object file systems based on these technologies. iCache can maintain up to 50,000 concurrent connections and support about 4,000 req/sec.

     iCache is our primary product and was the top performing solution in the prestigious 3rd and 4th annual Cache-offs, a U.S. event hosted by The Measurement-Factory, a worldwide cache benchmark (Polygraph) organization. (http://www.measurement-factory.com/results/public/cacheoff/N04)

PacketCruz(TM) iLog

     PacketCruz(TM) iLog is an automated log data management and analysis solution. PacketCruz(TM) iLog can be used with iCache to provide features like automatic log data gathering, management, backup, analysis report generation, and searching for large sized log data. Some of the benefits of PacketCruz(TM) iLog are the reduction of log data management and analysis cost. It also can be used for user request tracing. The user request tracing based on log data is very useful for security tracking with compliance issues. User tracking is critical for monitoring all aspects of communications with users and often is required or expected.

     PacketCruz iLog, when combined with iCache is capable of providing all the necessary functions needed in Web traffic forensics for government compliance and litigation applications. It is robust and scalable for the enterprise with the ability to handle more than 40 billion objects of log data, based on our own (proprietary) distributed-processing algorithm. It supports OS of FreeBSD, now. Also it enables administrator to increase performance capacity more easily by its own dispersing architecture. PacketCruz iLog is aimed at the enterprise internal security market for government compliance and corporate asset protection requirements.

PacketCruz(TM) i2one

     PacketCruz i2one is an automatic network management solution for small and medium-sized networks. As high-speed Internet service becomes commonplace, there will be needs for remote monitoring by administrators in places like cyber apartments, small and medium-sized hotels/companies, and public places. Our packet control technology for the control of a user's packet includes packet capturing, real-time packet analysis, packet injection and ARP masquerading. This packet control technology can be used in the form of gateway or stand-alone.

     We have also developed the PacketCruz iNetKeeper. In Korea, cyber apartments have become popular. The residents of cyber apartments enjoy various services such as home network, Internet banking, home security, news, medical counsel, real estate information, and local community service. PacketCruz iNetKeeper is an upgraded model of PacketCruz i2one and an exclusive Internet gateway solution providing all features for the needs of cyber apartments. The followings are the main features of PacketCruz iNetKeeper:

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

     Audio, images and video represent an increasingly larger share of Internet traffic. Numerous radio and television stations broadcast live on the Internet. Special events, such as sports games, concerts or fashion shows, are webcast directly by the event organizers without going through the traditional broadcasting channels. Entire movies are becoming available for download from video-on-demand providers. In addition to the news and entertainment spaces, the role of Internet audio and video in business and education markets is also rapidly growing.

     Web-based data on the Internet is increasing at a rate beyond the ability of bandwidth extension to solve the performance problems created by the sheer volume of data. Web caching technology can solve the performance problem, but this technology must also solve the scalability, security, and manageability of high-traffic Web sites.

     Web application performance issues can be categorized into three major bottleneck areas: bandwidth, latency, and server constraints. Web application performance solutions typically are aimed at one or more of these constraints. Choosing the right solution is a complicated matter, and remote unmanaged clients introduce even more complexity. Clients on corporate owned networks or grouped in corporate facilities can exploit a broader set of solutions than individual clients can on their own. Centralized solutions are better at serving broader constituencies of users, including customers and remote employees. For enterprises worldwide, our caching solutions can fill the need for this advanced caching functionality, performance, and management.

     When caching solutions were initially developed, the target market seemed to be limited to Internet Service Providers such as AOL and Yahoo!. Increasingly companies are now migrating their business applications to a Web-based delivery model via the Internet. With the growth of the Internet, the needs for Web cache are everywhere there is a Web presence, such as business, financial institutions, and governmental agencies. We believe that this phenomenon will be accelerated much more through 2007, as the Internet becomes a daily life necessity.

     As the security threat to the enterprise grows, the need for tracing of employees' network activity increases. Employees can send out confidential information outside the network through Web mail, BBS, email, messenger, and file sharing systems. Thus, many companies have begun to keep log data of all network transactions to enable the tracing of employees' activities. But, the size of network transaction log data is tremendous. To manage and trace large amounts of log data, a special solution for multi-terra-bytes amounts of log data is needed.

Distribution Channels
---------------------

     We distribute our products in two ways: direct sales and joint sales through global and local distributors.

     Our direct sales team covers the Korean market only, focusing on the government, large service providers, and global enterprises. Our strategy to enter the U.S. market is to start with a reseller channel and then build a direct sales team.

     Joint sales with global and Korean distributors is accomplished in cooperation with sales partners, through which we maximize our domestic and global sales opportunities. The sales partners are also called "distributors." Each of them works within their professional field and helps support our products.

     We currently have five distributors in the Korean market: Seoul Commtech Co., Ltd., NetCom Systems Inc., SNETsystems Co., Zenlink Co., Ltd., and Hyundai HDS Co., Ltd.

Our Global Distributors
-----------------------

------------------------------------ ---------------------- --------------------
Name of Distributor                  URL                    Area of Distribution
------------------------------------ ---------------------- --------------------
Singapore & Suntze Communications    www.suntze.com.sg      The Peoples Republic
 Engineering Pte., Ltd.              -----------------       of China
------------------------------------ ---------------------- --------------------
Canon System Solutions Co., Ltd.     www.canon-sol.co.jp    Japan
                                     -------------------
------------------------------------ ---------------------- --------------------
Rikei Corporation                    www.rikei.co.jp        Japan
                                     ---------------
------------------------------------ ---------------------- --------------------
NetSys Pte., Ltd.                    www.netsys.com.sg      Singapore
                                     -----------------
------------------------------------ ---------------------- --------------------

     On April 26, 2002, we entered into a Distribution Agreement with Suntze Communications Engineering Pte., Ltd., whereby Suntze Communications agreed to become a non-exclusive distributor in Singapore and the People's Republic of China for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture
(OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply Suntze Communications with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, Suntze Communications is required to provide us with an annual forecast covering the next twelve month period. The prices of products are subject to mutual agreement by both parties from time to time during the term of the Distribution Agreement. The term of this Distribution Agreement is from April 26, 2002 until April 26, 2004 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

     On May 24, 2002, we entered into a Distribution Agreement with Sumitomo Metal System Solutions Co., Ltd. (n/k/a Canon System Solutions Co., Ltd.), whereby Canon System Solutions agreed to become a non-exclusive distributor in Japan for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture
(OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply Canon System Solutions with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, Canon System Solutions is required to provide us with an annual forecast covering the next twelve month period. The term of this Distribution Agreement is from May 24, 2002 until May 24, 2004 and is automatically extended for another two years unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

     On May 23, 2001, we entered into a Distribution Agreement with Rikei Corporation, whereby Rikei Corporation agreed to become a non-exclusive distributor in Japan for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply Rikei Corporation with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, Rikei Corporation is required to provide us with an annual forecast covering the next twelve month period. The term of this Distribution Agreement is from May 23, 2001 until May 23, 2003 and is automatically extended for another two years unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

     On July 30, 2001, we entered into a Distribution Agreement with NetSys Pte, Ltd., whereby NetSys agreed to become a non-exclusive distributor in Singapore and the People's Republic of China for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture
(CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply NetSys with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, NetSys is required to provide us with an annual forecast covering the next twelve month period. The term of this Distribution Agreement is from July 30, 2001 until July 30, 2002 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

Research, Development and Manufacturing
---------------------------------------

     We also operate our own Research & Development Team and Technical Support Team. The R&D Team develops new features in our software and hardware architecture, and the Technical Support Team selects the most appropriate parts for optimal performance. Research topics of R&D team are listed in the description column of the next table. We then order mass production from KTNF (www.ktnf.co.kr), a recognized hardware manufacturing company.

     The table below shows individual products produced by CinTel, time incorporated in improvements, costs associated with these efforts and details on the functions addressed in these developments.

-----------------------------------------------------------------------------------------------------------------
                              Cost            Cost
        Product            During 2005     During 2004                      Description

-----------------------------------------------------------------------------------------------------------------
        iCache                $39,728        $291,361       - caching performance improvement
                                                            - development of content filtering
                                                            - development of Web U/I
                                                            - development of NTLM authentication
                                                            - adding API for the processing of uploading data
                                                            - development of upload content filtering modules
-----------------------------------------------------------------------------------------------------------------
    PacketCruz i2one               $0         $44,825       - porting to FreeBSD
                                                            - porting to IBM AIX
                                                            - development of v2.0.0 (distributed log analysis)
                                                            - log filtering for faster search
                                                            - development of new analysis report generation
-----------------------------------------------------------------------------------------------------------------
    PacketCruz iLog            $9,932        $112,062       - developing a feature for network isolation
                                                            - redevelopment for 2-tier architecture
-----------------------------------------------------------------------------------------------------------------
  Proxy for online game       $49,660              $0       - research activities for online game server
                                                              architecture
                                                            - research activities for designing of proxy engine
                                                              for online game server
                                                            - applying for a patent
-----------------------------------------------------------------------------------------------------------------

Status of New Product Development
---------------------------------

     We are developing a proxy system for online game servers. A patent for the acceleration of an online game server was applied for in December 2005 with Korea's national patent bureau. The proxy system is intended to dramatically improve the performance of online game server systems and allow a significantly larger number of simultaneous users. The proxy system will be suitable for massively multi-player online role playing games. We believe the success of some popular massively multi-player online role playing games is currently constrained by the limitations of servers that restricted the total number of simultaneous users. Korea is the largest online game market in the world with world bestseller game like Lineage, Ragnarok from the Korea's first online mug game "Kingdom of Wind" in 1995. (Source: A Study on Global digital Contents:
Game by KIP (Korea IT Industry Promotion Agency 2/2006). As CinTel's prospective patent is expected to dramatically improve the performance and capacity of the online game servers, CinTel plans to develop strategic alliances or relationships with leading online game companies either through licensing of the patent or sales and supply of the proxy servers that embed such new technology.

Competition
-----------

     While no accurate statistical data exists for the Internet Traffic Management market in Korea, we believe we are a leader in the industry in Korea, as demonstrated by the various awards that our products have received. There are two different types of content caching technologies: first, pure software systems on general-purpose hardware; and second, dedicated appliances with specialized software and file systems. The former group consists of products from companies like Inktomi, Ara Tech, and Microsoft. In the appliance category, the leaders are Network Appliance, Bluecoat, and Cisco. We have been able to compete with these companies through our competitive product features, price, and customer service.

Intellectual Property
---------------------

     We have three registered patents, three registered trademarks and one registered service mark with the Korean Intellectual Property Office. We also have four pending patent applications with the Korean Intellectual Property Office.

Registered Patents:

     (1)  "Load Balancer and Content Routing Method by Load Balancer" (Reg. No.:
          268838) valid through Nov. 7, 2018.
     (2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022.
     (3) "System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020.

Pending Patent Applications:

     (1) "Method and System for centralized Internet contents translation and delivery" (Appln. No.: 10-2002-0013646).
     (2) "Operating system and method for pull-typed contents delivery network" (Appln. No.: 10-2002-0013647).
     (3) "Network connection control system and method of network-connected node at LAN" (Appln. No.: 10-2003-0066010).
     (4)  "Storage  apparatus  based  on  random  access  memory"  (Appln.  No.:
          10-2003-0098024).
     (5)  "Proxy   system  for  online  game  server   systems"   (Appln.   No.:
          10-2005-0113944)

Registered Trademarks:

     (1)  "i2one" - logo (Reg. No.: 525665) valid through Jul. 18, 2012
     (2)  "PacketCruz" - logo (Reg. No.: 470393) valid through May. 19, 2010
     (3) "PeerTree Connect The Web" - logo (Reg. No.: 552597) valid through Jul. 1, 2013

Governmental Approvals
----------------------

     We are subject to local and global government rules and regulations that affect business generally. Neither Korea nor the governments in which we market our products specifically regulate the Internet Traffic Management solutions markets. Certain government approvals, however, can be helpful and/or necessary in order to access certain government markets.

     We have been granted the following governmental approvals:

     (1) November 1997: Granted as a company for exemption of the military service on the R/D researchers (Electrical/Electronics area) by Ministry of Information and Communication.
     (2) February 2000: Selected as a small and medium-sized company with excellent technological competitive power in the field of information communication by Small and Medium-sized Business Association.
     (3) March 2000: Acquisition of the KT Mark (new business made in Korea) with PacketCruz Redirector, network server clustering technology through dispersion of IP level packet by Ministry of Science & Technology.
     (4) April 2001: Registered as Korea first Public Procurement Service for an excellent product (All models of PacketCruz iCache) by Public Procurement Service.
     (5) November 2001: Selected as an INNO-BIZ enterprise by Small and Medium-sized Business Association.
     (6) January 2002: Won the Grand Prize of the Digital Innovation Award by Hankook Ilbo, Small and Medium-sized Business Association.
     (7) December 2002: Awarded the government certification of "Promising Small & Medium Information-Communication Enterprise by Ministry of Information and Communication.
     (8) May 2003: Registered as a member of Korea Software Industry Association (KOSA) authorized by Ministry of Information and Communication.

Product and Business Awards
---------------------------

     We have been granted various awards and prizes for our products and for our business development. The following are a list of our awards to date:

     (1) April 1999: Selected as a small and medium-sized company with promising export capabilities by Small Business Corporation.
     (2) December 2001: Won the Grand Prize of the Dream Venture Award by Korea Technology Guarantee Fund, Korea management Association.
     (3) December 2001: Selected as a superior technology company by Korea Technology Credit Guarantee.
     (4) April 2002: Chosen as an excellent company in technological innovation by Seoul Economic Daily.
     (5) July 2002: Received an 'A' rating from Federation of Korean Industries Venture company by The Foundations of Korean Industries.
     (6) August 2002: Certified ISO-9001 approval for Design and Services of Information Communication Equipment, Internet Traffic Management by International Organization for Standardization.
     (7) December 2002: Awarded the Grand Prize of International Industrial Co-operation by The Foundations of Korean Industries and Maeil Economic Daily.
     (8) February 2003: Appointed as Excellent Venture Company by Seoul Economic Daily in Korea.
     (9) July 2003: Awarded 2003 Korea High-Quality Emerging Technology Prize by Seoul Economic Daily.
     (10) November 2003: Awarded the Prime Minister Prize in 2003 Digital Innovation Awards by Korea Times and Hankook Ilbo.
     (11) June 2004: Awarded '2004 The Best Hit Product of Korean SMB-Venture Companies' (by Seoul Economic Daily), Started up Memory Disk Solution Business (SST-V1).
     (12) July 2004: Awarded 'The 3rd Korea High-quality Emerging Technology Prize' (by Seoul Economic Daily).

Employees
---------

     As of March 31, 2006, we employed 20 full time employees and 9 part time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Item 2.    Description of Property.

     We maintain two offices and have lease agreements with respect to each office. Our U.S. office is located at 9900 Corporate Campus Drive, Suite 3000, Louisville, Kentucky 40223. We lease the U.S. office for a term of one year, which expires on November 31, 2006. The lease agreement for the U.S. office requires that we pay $1,100 dollars per month, which includes use of office equipment and staff. Our Asia Pacific office is located in Dongsung Bldg. 7FL, #158-9, Samsung-dong, Gangnam-Gu, Seoul, Korea 135-090. The lease agreement for the Asia-Pacific office is for a term of one year and expires in December 2006. Our monthly lease payment for the Asia Pacific office is $7,457 (including 10%
VAT). We do not own any real property.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol CNCN.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                    Fiscal 2006       Fiscal 2005        Fiscal 2004
                                                                   --------------------------------------
Fiscal Quarter                                    High      Low      High      Low      High      Low
---------------------------------------------------------------------------------------------------------
First Quarter Ended March 31                     $0.29     $0.14    $0.17     $0.02    $0.70     $0.10
Second Quarter Ended June 30                      ---       ---     $0.08     $0.02    $0.21     $0.07
Third Quarter Ended September 30                  ---       ---     $0.05     $0.02    $0.13     $0.06
Fourth Quarter Ended December 31                  ---       ---     $0.37     $0.03    $0.14     $0.02

Holders
-------

     As of March 31, 2006, our shares of common stock were held by approximately 161 stockholders of record. The transfer agent of our common stock is Corporate Stock Transfer, Inc.

Dividends
---------

     We have not previously declared or paid any dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less that the sum of our total liabilities.

Recent Sales of Unregistered Securities
---------------------------------------

     During the fiscal year ended December 31, 2005 we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act"). Unless noted otherwise, securities issued in each of such transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

     In January 2005, we issued 240,000 shares of common stock as consideration for consulting services with a value of $20,500.

     In January 2005, we issued 2,262,424 shares of common stock from escrow upon the conversion of $40,000 of a convertible debenture. The conversion price was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the conversion notice.

     In February 2005, we issued 622,200 shares of common stock from escrow upon the conversion of $50,000 of a convertible debenture. The conversion price was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the conversion notice.

     In February 2005, we issued 400,000 shares of common stock as consideration for consulting services with a value of $44,000.

     In March 2005, we issued 1,485,120 shares of common stock from escrow upon the conversion of $80,000 of a convertible debenture. The conversion price was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the conversion notice.

     In March 2005, we repurchased 93,830 common shares for $105,259. The access of repurchase price over fair market value was recorded as an employee benefit.

     In March 2005, we issued 1,905,136 shares of common stock upon the conversion of $140,000 of a convertible debenture. The conversion price was $0.0735 per share.

     In April 2005, we issued 1,311,769 shares of common stock from escrow upon the repayment of $40,000 of the convertible debenture. The price per share of was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the notice of repayment date.

     In April 2005, we issued 1,200,000 shares of common stock as consideration for consulting services with a value of $48,000.

     In April 2005, we issued 712,500 shares of common stock upon the conversion of $20,000 of a convertible debenture. The conversion price was $0.028 per share.

     In May 2005, we issued 1,329,346 shares of common stock upon the conversion of $50,000 of a convertible debenture. The conversion price was $0.038 per share.

     In May 2005, we issued 2,333,551 shares of common stock from escrow upon the repayment of $70,000 of the convertible debenture. The price per share of was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the notice of repayment date.

     In June 2005, we issued 150,000 shares of common stock as consideration for consulting services with a value of $4,500.

     In June 2005, we issued 3,268,031 shares of common stock from escrow upon the repayment of $80,000 of the convertible debenture. The price per share of was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the notice of repayment date.

     In July 2005, we issued 704,225 shares of common stock from escrow upon the repayment of $20,000 of the convertible debenture. The price per share of was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the notice of repayment date. This transaction was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act, Section 3(a)(9) of the Securities Act and/or Regulation S promulgated pursuant to the Securities Act.

     In  September   2005,  we  issued   500,000   shares  of  common  stock  as
consideration for consulting services with a value of $15,000.

     In October 2005, we issued 400,000 shares of common stock as consideration for consulting services with a value of $36,000.

     On October 17, 2005, we sold an aggregate of $440,000 principal amount convertible notes to two accredited investors. The convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on October 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.04 per share. This transaction was exempt from registration requirements pursuant to Rule 506 promulgated pursuant to the Securities Act.

     On November 17, 2005, we sold an aggregate of $2,161,334 principal amount convertible notes to ten accredited investors. The convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on October 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.14 per share. This transaction was exempt from registration requirements pursuant to Rule 506 promulgated pursuant to the Securities Act.

     On December 15, 2005, we sold an aggregate of $5,797,057 principal amount convertible notes to ten accredited investors. The convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on November 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.35 per share. This transaction was exempt from registration requirements pursuant to Rule 506 promulgated pursuant to the Securities Act.

     On December 26, 2005, sold an aggregate of $492,800 principal amount convertible notes to two accredited investors. The convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on December 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.35 per share. This transaction was exempt from registration requirements pursuant to Rule 506 promulgated pursuant to the Securities Act.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements
--------------------------

     The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Results of Operations
---------------------
                                                                     (Unit: USD)
------------------------------ ------------------------ ------------------------
                                      12/31/2005               12/31/2004
------------------------------ ------------------------ ------------------------
Revenue                                      2,208,460                1,525,503
------------------------------ ------------------------ ------------------------
Cost of sales                                1,874,451                1,329,339
------------------------------ ------------------------ ------------------------
Gross Profit                                   334,009                  196,164
------------------------------ ------------------------ ------------------------
Expenses                                     1,696,529                2,076,304
------------------------------ ------------------------ ------------------------
Operating (Loss)                            (1,362,520)              (1,880,140)
------------------------------ ------------------------ ------------------------
Loss Before Income Taxes                    (1,904,932)              (2,075,087)
------------------------------ ------------------------ ------------------------

     Fiscal Year 2005 and 2004 revenues totaled approximately $2.21 million and approximately $1.53 million, respectively, which reflects an increase of approximately $.68 million, a relative increase of 44.8%. The increase in revenue for the fiscal year ended December 31, 2005 as compared to the previous year was primarily attributable to an increase in solution based merchandise sales, which represented an increase in revenue of approximately $ 0.74 million, and to work with strategic alliance partners such as KT (Korea Telecom), Hyundai HDS, which represented an increase in revenue of approximately $0.72 million. This increased revenue is mainly achieved by Korea Museum project with KT. In the upcoming year, the company expects significant new revenues by opening up a new market with a strong strategic alliance with Hyundai HDS, which has influence in the finance market and other industries.

     The cost of sales for the fiscal year 2005 and 2004 was $1.87 million and $1.33 million, respectively, a relative increase of 41%, primarily attributable to the relative increase in revenue. Our gross margins for the fiscal years ended December 31, 2005 and 2004 increased from 15% to 13%, respectively, especially due to high margin project of Korea Museum project.

     Total expenses for the fiscal years ended December 31, 2005 and 2004 totaled approximately $1.7 million and approximately $2.08 million, respectively, resulting in a decrease of $.38 million or 18.3 %. The decrease in total expenses in absolute dollars was primarily due to a reduction of fixed charges through restructuring that mainly applied to sales and service related to human resources.

     The operating loss from fiscal year 2005 and 2004 totaled $1.36 million and $1.88 million respectively. Total loss before income taxes for fiscal year 2005 and 2004 totaled $1.94 million and $2.08 million respectively.

     Management believes the Internet Traffic Management ("ITM") market continues to expand globally in the near future due to an increase in Web-based applications, server based applications and more process intensive processes in Web-based interfaces in the market. The company can expect to show additional revenue and profits in the coming quarters with the strong relationships it has with its enterprise level customers. In accordance with the directive of the board of directors, management will use the balance of fiscal year 2006 to expand its products and markets. In the Korea, CinTel plans to leverage its alliance with Hyundai HDS and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, including security products with Hyundai HDS. We believe this partnership with HDS will continue to enable growth for CinTel in the current IT environment. CinTel is also taking steps to establish several business partnerships in the United States. We have not yet entered into any agreements to provide your solutions in the United States. Additionally, CinTel plan to study other markets to enter where we believe we will be able to leverage our distribution channels and product strengths.

     CinTel has selected digital content with ITM as a new target market and plans to launch an online game business in 2006 to help boost sales and secure growth within the company. In December 2005 we applied for a game server patent that will be used to manage traffic of online game servers. Our strategy for online gaming is not to develop online games but to enter the online game market by a potential acquisition of an online Korean game company. As CinTel positions itself as an Online game publisher CinTel plans to expand into China, Japan, other Asian countries, Europe and North America with additional licensing of qualified Korean online games.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2005, CinTel had cash and cash equivalents totaling $3.49 million. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date this report was filed.

     As further described below, CinTel raised $8,853,191 through the sale of convertible notes to various accredited investors during October 2005, November 2005 and December 2005, in preparation for the online gaming business with ITM.

     On October 17, 2005, we sold an aggregate principal amount of $440,000 of convertible notes to two accredited investors. These convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on October 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.04 per share.

     On November 17, 2005, we sold an aggregate principal amount of $2,161,334 of convertible notes to ten accredited investors. These convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on October 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.14 per share.

     On December 15, 2005, we sold an aggregate principal amount of $5,759,057 of convertible notes to ten accredited investors. These convertible notes do not bear interest and, unless converted into shares of the Company's common stock, are due and payable on November 17, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.35 per share.

     On December 26, 2005, we sold an aggregate principal amount of $492,800 of convertible notes to two accredited investors. The convertible notes do not bear interest and, unless converted into shares of our common stock, are due and payable on December 15, 2008. The convertible notes are convertible into shares of our common stock at any time after issuance at a conversion price of $0.35 per share.

Investment in Global Asset Investment Management Co., Ltd.

     In December 2005, CinTel Corp acquired 500,000 shares of Global Asset Investment Management Co., Ltd. ("Global Asset") for a purchase price of
$2,478,250 becoming the major shareholder with 20% of shares in Global Asset Management. This strategic investment was made due to several factors described below.

     o Solid Industry Outlook: The asset management business in Korea is expected to grow at an annual rate of 20% per year until 2035. Korean households are only now beginning to discover (i) that financial assets other than banking deposits are a good investment class as the returns in the stock market in the last two years have demonstrated and (ii) that professionally managed funds offer advantages over self-managed investments.

     o Expected Turnaround in Profits: Although since its founding in 1999, Global Asset Management has generated cumulative losses due to the small size of the assets under management, in the first three months of 2006, Global Asset's assets under management has grown by 15%, and it now manages approximately $300 million and expects to manage sufficient funds in the near future to generate significant profits.

     o Helpful Co-Investor: The co-investor in Global Asset is Bokwang Co. Ltd. ("Bokwang"), one of the rising investment conglomerates in Korea with interests in several technology manufacturing companies, a convenience store chain with over 5,000 stores, a ski and golf resort and an advertising firm. By establishing a firm working relationship with Bokwang, CinTel anticipates the ability to expand and diversification in new business areas with their support. Currently, Bokwang is assisting CinTel with a bi-directional sales approach of current and potential customers that has introduced CinTel to many of Bokwang's company affiliates.

     o Sales Referrals from Global Asset: With Global Asset's business related to investments in promising new companies CinTel has gained access to several new target potential acquisitions, mergers and strategic alliance partners.

     o Experienced Management Team: Global Asset is reconstructing the entire investment team. The management has added several new investment teams with proven track records. We believe these teams will bring a core of new investments into the portfolio of the operations.

     Although CinTel is one of the largest shareholders of Global Asset, it is not involved in the day-to-day operations. We view this investment as a long-term investment that will bear fruit in a number of different ways as explained in the above bullet-points. The asset management business is showing a yearly growth power from Korea. Global Asset is a private company but have the special fund manager and investment strategy commission. It is expecting rate of return on investment with the public stocks and a bond investment We expects to liquidate investment from a long-term viewpoint.

Business Trends
---------------

     The ITM market is currently undergoing rapid transformation from a pure caching appliance environment to a convergence of more enterprise network traffic and application management features such as SSL VPN, Application Acceleration (Web-enabled), WAN optimization, Firewall and Content Security. CinTel must incorporate these functions into its current product line to better compete in the marketplace.

     Wireless ISP market access penetration is rapidly increasing in North America as wireless and broadband technologies are being deployed. As the standards are agreed upon, and as the new business models begin to surface broadband access penetration will become ubiquitous and will open up new business opportunities for companies like CinTel and others in this space.

     Korean game industry is quit unique in the world market. According to our research the market share of Korean video games, which are strong in USA and Japan, is just 3.8% and ranked as 8th in the world. But the global market share of Korean online games is almost 70% (including exports to oversea markets like Japan and China) and 100 million users in over 33 countries are enjoying Korean online games. (Source: News clipping of Daily Sports ("Ilgan Sports"), 10-25-2005)

     Online gaming is strong in Asian countries like Korea, Taiwan and China, but the online game market in the USA and Japan is expected to grow gradually as broadband services are becoming affordable and available. Current online game market in USA relies on business model of advertisement, sponsor and e-commerce through casual gaming portal site. (Source: A Study On Global Digital Contents - game by KIPA (Korea IT Industry Promotion Agency 2003). According to our research it is expected that the USA online game market will grow to as much as $2.6 billion by the year 2007. (Source: 10/2003: Datamonitor, `Global Online games' 7/2002, IDC, Online game forecast 2002-2007). And the online game market in Europe is also expected to grow gradually as broadband is becomes more popular.

Off-Balance Sheet Arrangements
------------------------------

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies
-------------------------------

     Basis of Consolidation - The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

     Currency Translation - The Company's functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income. Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

     Investments - Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Financial Instruments - Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management  instruments,  have been  determined  using  market  information  and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

     Concentration of Credit Risk - SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial
Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions. The Company's provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts. For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

Recent Accounting Pronouncements
--------------------------------

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

     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

Item 7.    Financial Statements.

     All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A.   Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.

     On October 31, 2004, we appointed Shawn Sprengler as our Chief Operating Officer and Executive Vice President of Strategic Development. There are no family relationships between Mr. Sprengler and our directors, executive officers or persons nominated or charged to become directors or executive officers. There was no transaction during the last two years, or any proposed transactions, to which we were or is to be a party, in which Mr. Sprengler had or is to have a direct or indirect material interest. Mr. Sprengler resigned as our Chief Operating Officer on June 22, 2005.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

     Name                        Age    Position
     ----                        ---    --------
     Sang Don Kim                39     President, Chief Executive Officer and
                                         Director
     Kyo Jin Kang                40     Chief Financial Officer and Principal
                                         Accounting Officer
     Jong Kook Moon              44     Secretary and Treasurer

     Below is a brief description of the above persons' business experience during the past five years based on information supplied by each of them.

     Sang Don Kim, President, Chief Executive Officer and Director. Mr. Kim has been President, Chief Executive Officer and the sole Director of CinTel Korea since July 1997 and has held the same positions with Cintel Corp. since September 30, 2003. From July 1994 through July 1996, Mr. Kim was the manager of strategic accounts and sales OEM of Hyundai Semiconductor. Mr. Kim is also the administrative director of Dosan Academy, the director of alumni association of IT College, Korea University, and an organizing member of Korea Digital Contents Leaders Forum by Korea IT Industry Promotion Agency.

     Kyo Jin Kang, Chief Financial Officer and Principal Accounting Officer. Mr. Kang has been Chief Financial Officer, Chief Operating Officer and Principal Accounting Officer of CinTel Korea since June 2002 and has held the same positions with Cintel Corp. since September 30, 2003. From March 2001 to June 2002, Mr. Kang was the Chief Financial Officer of Barun Electronics Company. From November 1992 to March 2001, he worked for Korea Development Leasing Corporation (KDLC), the largest leasing company in Korea and a joint venture partner with Korea Long-term Credit Bank (currently, Kookmin Bank), ORIX in Japan, and IFC. During his employment KDLC, his positions included, senior manager of the CRC Task Force Team, assistant manager over the non-performing loan management team, assistant manager over the futures task force team, and officer in the small and medium size firm lease marketing team and an officer in the treasury department.

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

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time. There are no family relationships among any of our directors and executive officers.

     No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Audit Committee

     We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B.

Code of Ethics

     We have adopted a Code of Ethics and Business Conduct that applies to our executive officers, directors and employees, which is filed as Exhibit 14.1 to this Form 10-KSB. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, Cintel Corp., 9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223. We are in the process of building a section of our Web site at www.cintelcorp.com where our Code of Ethics will be available to investors.

Section 16(a) Beneficial Ownership Compliance

     We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation.

     The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE
                                                                                        Long-Term
                                                                                      Compensation
                                                                          ------------------------- ----------
                                             Annual Compensation                   Awards             Payouts
                                     ------------------------------------ ------------------------- ----------
                                                                                                                  All
                                                                                      Securities                 Other
                                                               Other    Restricted     Under-                    Comp-
                                                              Annual      Stock        lying                      en-
        Name and                                             Compen-     Award(s)      Options/       LTIP       sation
   Principal Position       Year    Salary ($)   Bonus ($)   sation ($)    ($)         SARs (#)    Payouts ($)    ($)
------------------------- -------- ------------ ---------- ------------ ------------ ------------ ------------ ----------
Sang Don Kim, President     2005     $72,000         0           0           0            0            0           0
 Chief Executive
 Officer                    2004     $50,000         0           0           0            0            0           0
 and Director               2003     $50,000         0           0           0            0            0           0


Compensation of Directors and Executive Officers

     To date, we have not adopted a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors. We have not paid any salaries or other compensation above $100,000 to our officers, directors or employees since inception. We also have not entered into any employment agreements with our executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information, as of March 31, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                       Common Stock             Percentage of
Name of Beneficial Owners              Beneficially Owned (1)   Common Stock (1)
--------------------------------------------------------------------------------
Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea                      5,088,617               12 %

Equinox Partners Inc.
12FL., Anje Tower, 718-2
Yeoksam-Dong, Kangnam-Gu
Seoul, Korea                                  2,817,000 (2)          6.2 %

Joo Chan Lee
Mokdong Apt. 1109Dong 1405Ho
Shinjeong-Dong, Yangcheon-Gu
Seoul, Korea                                  3,200,000 (3)          7.0 %

Jun Ro Kim
#1609-1, Chambord APT 202 ho
Seocho dong, Seocho-Gu
Seoul, Korea                                  3,450,000 (4)          7.5 %

Kei Wook Lee
#433, New Hyundai APT 108-1202
Apgujung-dong, Kangnam-Gu
Seoul, Korea                                  2,254,143 (5)          5.1 %

KTB Network Co., Ltd.
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea                      4,305,570 (6)         10.1 %

Sang Ho Han
13 Quediey Ct.
Eastern Beach Auckland, New Zealand           3,450,000 (4)          7.5 %

Tai Bok Kim
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea                                 19,400,000 (7)         31.4 %
--------------------------------------------------------------------------------
All named executive officers                  5,088,617               12 %
and directors as a group (1 person)

(1) Applicable percentage ownership is based on 42,379,654 shares of common stock outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 1, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares of common stock issuable upon conversion of $985,950 principal amount of convertible notes with a conversion price of $0.35 per share. Mr. Shin, Chang Ho has voting and dispositive control over the securities held by Equinox Partners Inc.
(3) Represents: (a) 2,400,000 shares of common stock issuable upon conversion of $336,000 principal amount of convertible notes with a conversion price of $0.14 per share; and (b) 800,000 shares of common stock issuable upon conversion of $280,000 principal amount of convertible notes with a conversion price of $0.35 per share.
(4) Represents shares of common stock issuable upon conversion of $483,000 principal amount of convertible notes with a conversion price of $0.14 per share.
(5) Represents shares of common stock issuable upon conversion of $788,950 principal amount of convertible notes with a conversion price of $0.35 per share.
(6) KTB Network Co., Ltd. is a publicly listed company on the KOSDAQ. Mr. Kwon, Sung Moon, the President and Chief Executive Officer of KTB Network Co., Ltd., has investment and voting control over the securities beneficially owned by KTB Network Co., Ltd.
(7) Represents: (a) 10,000,000 shares of common stock issuable upon conversion of $400,000 principal amount of convertible notes with a conversion price of $0.04 per share; (b) 3,450,000 shares of common stock issuable upon conversion of $483,000 principal amount of convertible notes with a conversion price of $0.14 per share; and (c) 5,950,000 shares of common stock issuable upon conversion of $2,082,500 principal amount of convertible notes with a conversion price of $0.35 per share.

Item 12.   Certain Relationships and Related Transactions.

     On October 17, 2005, November 17, 2005 and December 15, 2005 we sold a total principal amount of $8,853,191 of convertible notes to various accredited investors. We sold $2,965,500 of convertible notes to one investor, Tai Bok Kim, that are convertible into a total of 19,400,000 shares of our common stock at conversion rates ranging from $0.04 to $0.35 per share. With the proceeds from the sale of the convertible notes, we invested Korean Won 2,500,000,000 (USD 2,478,250) in Global Assets Investment Corp., a Korean company. Subsequent to the investment in Global Assets Investment Corp., Tai Bok Kim was appointed chief executive officer of Global Assets Investment Corp.

Item 13.    Exhibits.

Exhibit
Number                                   Description
--------------------------------------------------------------------------------
2.1 Share Exchange Agreement, dated September 30, 2003, by and among the Company, Cintel Co., Ltd, and the shareholders of Cintel Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 30,
               2003)
3.1 Articles of Incorporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)
3.2 Certificate of Amendment to Articles of Incorporation dated April 27, 2001 (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)
3.3 Certificate of Amendment to Articles of Incorporation dated October 21, 2003 (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004)
3.4 Certificate of Amendment to Articles of Incorporation dated September 13, 2004 (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15,
               2004)
3.5 Bylaws (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)
4.1 Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company
               (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.2 $240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)
4.3 Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21,
               2005)
4.4 Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21,
               2005)
4.5 Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
4.6 Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.7 Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.8 Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.9 Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.10 Convertible Note in the principal amount of $192,864 issued to Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
4.11 Convertible Note in the principal amount of $336,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.12 Convertible Note in the principal amount of $483,000 issued to Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.13 Convertible Note in the principal amount of $483,000 issued to Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.14 Convertible Note in the principal amount of $483,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
4.15 Convertible Note in the principal amount of $2,082,500 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.16 Convertible Note in the principal amount of $280,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.17 Convertible Note in the principal amount of $281,065 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.18 Convertible Note in the principal amount of $246,400 issued to JungMi Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.19 Convertible Note in the principal amount of $59,172 issued to Sung Min Chang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.20 Convertible Note in the principal amount of $246,400 issued to Eun Suk Shin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.21 Convertible Note in the principal amount of $492,800 issued to Overnet Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)
4.22 Convertible Note in the principal amount of $98,620 issued to Yeun Jae Jo (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.23 Convertible Note in the principal amount of $985,950 issued to Equinox Partners Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)
4.24 Convertible Note in the principal amount of $788,950 issued to Kei Wook Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
4.25 Convertible Note in the principal amount of $492,800 issued to SeokKyu Hong (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30,
               2005)
4.26 Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)
10.1 Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Sang Yon Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)
10.2 Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)
10.3 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.4 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.5 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.6 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.7 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.8 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.9 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.10 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.11 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
10.12 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.13          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Tai Bok Kim  (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.14          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.15          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Sang Yong Oh (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.16          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and JungMi Lee  (Incorporated  by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.17          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Sung Min Chang  (Incorporated by reference to the Company's  Form 8-K filed with the Securities and Exchange
               Commission on December 20, 2005)
10.18          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Eun Suk Shin (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.19          Securities  Purchase  Agreement  dated  December  15, 2005 by and among  Cintel  Corp.  and  Overnet  Co.,  Ltd.  (Incorporated  by
               reference to the Company's Form 8-K filed with the Securities and
               Exchange Commission on December 20, 2005)
10.20          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp. and Yeun Jae Jo  (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.21          Securities  Purchase  Agreement  dated  December  15, 2005 by and among Cintel Corp.  and Equinox  Partners Inc.  (Incorporated  by
               reference to the Company's Form 8-K filed with the Securities and
               Exchange Commission on December 20, 2005)
10.22          Securities  Purchase  Agreement  dated  December  16, 2005 by and among Cintel Corp. and Kei Wook Lee (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 20, 2005)
10.23          Securities  Purchase  Agreement  dated  December  26, 2005 by and among Cintel Corp. and SeokKyu Hong (Incorporated by reference to the  Company's  Form 8-K filed with the  Securities  and Exchange
               Commission on December 30, 2005)
10.24          Securities  Purchase  Agreement  dated  December  26, 2005 by and among Cintel Corp. and Moon Soo Park  (Incorporated  by reference to the Company's  Form 8-K filed with the Securities and Exchange
               Commission on December 30, 2005)
14.1*          Code of Ethics
21.1*          Subsidiaries
31.1*          Certification  by  Chief  Executive  Officer,  required  by  Rule
               13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*          Certification  by  Chief  Financial  Officer,  required  by  Rule
               13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*          Certification  by  Chief  Executive  Officer,  required  by  Rule
               13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*          Certification  by  Chief  Financial  Officer,  required  by  Rule
               13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $54,223.00 and $40,191.00 for the years ended December 31, 2005 and December 31, 2004, respectively.

All Other Fees

     We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

     Our Board of Directors acts as our audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CINTEL CORP.


           Date: April 17, 2006           By: /s/ Sang Don Kim
                                              ----------------------------------
                                              Sang Don Kim
                                              President, Chief Executive Officer
                                              and Director


           Date: April 17, 2006           By: /s/ Kyo Jin Kang
                                              ----------------------------------
                                              Kyo Jin Kang
                                              Chief Financial Officer and
                                              Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                        Title                     Date
-----------------------------   ---------------------------   ------------------

/s/ Sang Don Kim                 President, Chief Executive     April 17, 2006
-----------------------------          Officer and Director
Sang Don Kim


/s/ Kyo Jin Kang                Chief Financial Officer and     April 17, 2006
-----------------------------  Principal Accounting Officer
Kyo Jin Kang

                                  CINTEL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                    CONTENTS


Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Stockholders' Equity                             F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                           F-6 - F-18

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Cintel Corp.

         We have audited the consolidated balance sheets of Cintel Corp. and subsidiary (the "Company") as at December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.


                                                "SF Partnership, LLP"


Toronto, Canada                                 CHARTERED ACCOUNTANTS
March 27, 2006

CINTEL CORP.
Consolidated Balance Sheets
December 31, 2005 and 2004
                                                                                            2005              2004
                                                      ASSETS
Current
    Cash and cash equivalents (note 3)                                           $      3,489,449  $       281,387
    Accounts receivable (net of allowance for doubtful accounts of
       $1,048,068; 2004 - $970,421)                                                     1,023,460          595,291
    Inventory (note 4)                                                                    448,575          296,857
    Prepaid and sundry assets                                                             364,113          165,521
    Deferred taxes (note 10)                                                               10,453          216,976
                                                                                ----------------------------------
                                                                                        5,336,050        1,556,032
Deferred Taxes (note 10)                                                                1,211,693          717,781
Equipment (note 5)                                                                        580,559          567,494
Investments (note 6)                                                                    2,528,078           49,013
                                                                                ----------------------------------
                                                                                 $      9,656,380  $     2,890,320
                                                                                ----------------------------------
                                                    LIABILITIES
Current
    Accounts payable                                                             $        959,904  $       827,237
    Shareholder loan                                                                            -           33,153
    Loans payable - current (note 7)                                                      651,994        1,705,027
    Convertible debentures (note 8)                                                             -          340,000
                                                                                ----------------------------------
                                                                                        1,611,898        2,905,417
Accrued Severance                                                                          69,356          122,777
Loans Payable (note 7)                                                                     38,654           30,488
Convertible Debentures (note 8)                                                         8,853,191                -
                                                                                ----------------------------------
                                                                                       10,573,099        3,058,682
                                                                                ----------------------------------
                                               STOCKHOLDERS' EQUITY
Capital Stock (note 9)
    Authorized     300,000,000 common shares, par value $0.001 per share
    Issued          42,379,354 common shares (23,409,800 in 2004)                          42,379           23,409

Paid-in Capital                                                                         5,351,058        4,573,535
Treasury Stock                                                                             (5,630)               -
Accumulated Other Comprehensive Loss                                                      121,739           23,826
Accumulated Deficit                                                                    (6,426,265)      (4,789,132)
                                                                                ----------------------------------
                                                                                        (916,719)        (168,362)
                                                                                ----------------------------------
                                                                                 $      9,656,380  $     2,890,320
                                                                                ----------------------------------
APPROVED ON BEHALF OF THE BOARD

        ----------------------------------                           ----------------------------------
                     Director                                                    Director

           (The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004
                                                                                            2005              2004
Revenue
    Merchandise                                                                  $      1,594,311  $       854,926
    Finished goods                                                                        546,942          625,202
    Services                                                                               67,207           45,375
                                                                                ----------------------------------
                                                                                        2,208,460        1,525,503
                                                                                ----------------------------------
Cost of Sales
    Merchandise                                                                         1,459,216          832,336
    Finished goods                                                                        415,235          497,003
                                                                                ----------------------------------
                                                                                        1,874,451        1,329,339
                                                                                ----------------------------------
Gross Profit                                                                              334,009          196,164
                                                                                ----------------------------------
Expenses
    Office and general                                                                    442,322          665,064
    Salaries and employee benefits                                                        374,866          454,766
    Professional fees                                                                     329,889          270,556
    Travel                                                                                206,878           70,244
    Depreciation                                                                          198,375          154,392
    Taxes and dues                                                                         44,879           13,034
    Research and development                                                               99,320          448,248
                                                                                ----------------------------------
                                                                                        1,696,529        2,076,304
                                                                                ----------------------------------
Operating Loss                                                                         (1,362,520)      (1,880,140)
                                                                                ----------------------------------
Other
    Interest and other income                                                             (18,133)         (21,790)
    Foreign exchange                                                                        3,978            1,122
    Interest expense                                                                      309,279          215,615
    Amortization of deferred financing fees                                               150,000                -
    Employee benefit on repurchase of common stock                                         97,288                -
                                                                                ----------------------------------
                                                                                          542,412          194,947
                                                                                ----------------------------------
Loss Before Income Taxes                                                               (1,904,932)      (2,075,087)
    Deferred income taxes                                                                (267,800)        (303,831)
                                                                                ----------------------------------
Net Loss                                                                         $     (1,637,132) $    (1,771,256)
                                                                                ----------------------------------
Basic Loss per Share                                                             $          (0.04) $         (0.08)
                                                                                ----------------------------------
Fully Diluted Loss per Share                                                     $          (0.04) $         (0.08)
                                                                                ----------------------------------
Weighted Average Number of Shares (note 9)                                             37,029,588       20,882,600
                                                                                ----------------------------------

           (The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004
                                                               Paid in               Accumulated
                                                            Capital in                     Other                            Total
                                 Number of     Capital       Excess of   Treasury  Comprehensive    Accumulated     Stockholders'
                                    Shares       Stock       Par value      Stock           Loss        Deficit            Equity
                                ---------------------------------------------------------------------------------------------------
Balance, January 1, 2004        20,314,300   $  20,314   $   4,427,330   $      -        (38,627)  $ (3,017,876)  $     1,391,141
Common shares issued for
  consulting services              920,000         920          88,380          -              -              -            89,300
Conversion of convertible
  debentures into common stock   2,175,500       2,175          57,825          -              -              -            60,000
Foreign exchange on translation          -           -               -          -         62,453              -            62,453
Net loss                                 -           -               -          -              -     (1,771,256)       (1,771,256)
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 2004      23,409,800   $  23,409   $   4,573,535   $      -         23,826   $ (4,789,132)  $      (168,362)
                                ---------------------------------------------------------------------------------------------------
Balance, January 1, 2005        23,409,800   $  23,409   $   4,573,535   $      -         23,826   $ (4,789,132)  $      (168,362)
Common shares issued for
  consulting services -quarter
  ended March 31, 2005             640,000         640          63,860          -              -              -            64,500
Common shares issued for
  consulting services -quarter
  ended June 30, 2005            1,350,000       1,350          51,151          -              -              -            52,501
Common shares issued for
  consulting services -quarter
  ended September 30, 2005         500,000         500          14,500          -              -              -            15,000
Common shares issued for
  consulting services -quarter
  ended December 31, 2005          400,000         400          35,600          -              -              -            36,000
Conversion of convertible
  debenture into common stock    4,092,234       4,092         244,400          -              -              -           248,492
Repurchase of employee's stocks          -           -               -     (5,630)             -              -            (5,630)
Conversion of convertible
  debenture into common stock
  (note 8)                      11,987,320      11,988         368,012          -              -              -           380,000
Foreign exchange on translation          -           -               -          -         97,913              -            97,913
Net loss                                 -           -               -          -              -     (1,637,132)       (1,637,132)
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 2005      42,379,354   $  42,379   $   5,351,058   $ (5,630)       121,739   $ (6,426,265)  $      (916,719)
                                ---------------------------------------------------------------------------------------------------

(The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004
                                                                                            2005              2004
Cash Flows from Operating Activities
    Net loss                                                                    $      (1,637,132)  $   (1,771,256)
    Adjustments required to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                        233,612          257,298
      Amortization of deferred financing fees                                             190,868            7,078
      Common shares issued for consulting services                                        168,001           88,380
    Net Changes in Assets & Liabilities
      Accounts receivable                                                                (356,361)       1,937,334
      Inventory                                                                          (144,594)        (112,468)
      Prepaid and sundry assets                                                          (194,648)           1,445
      Deferred taxes                                                                     (267,800)        (303,701)
      Accounts payable                                                                    130,350         (855,711)
      Accrued severance                                                                   (54,632)         (12,520)
                                                                                ----------------------------------
                                                                                       (1,932,336)        (764,121)
                                                                                ----------------------------------
Cash Flows from Investing Activities
    Acquisition of investments                                                         (2,441,250)               -
    Acquisition of equipment                                                             (221,450)         (18,988)
                                                                                ----------------------------------
                                                                                       (2,662,700)         (18,988)
                                                                                ----------------------------------
Cash Flows from Financing Activities
    Repurchase of employee's stocks                                                        (5,630)               -
    Loans payable                                                                      (1,057,032)         144,250
    Proceeds from convertible debentures                                                9,053,191          300,988
    Repayment of convertible debentures                                                  (160,000)               -
    Shareholder loan                                                                      (33,201)          29,920
                                                                                ----------------------------------
                                                                                        7,797,328          475,158
                                                                                ----------------------------------
Foreign Exchange on Cash and Cash Equivalents                                               5,770           54,771
                                                                                ----------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    3,208,062         (253,180)
Cash and Cash Equivalents - beginning of  year                                            281,387          534,567
                                                                                ----------------------------------
Cash and Cash Equivalents - end of year                                         $       3,489,449   $      281,387
                                                                                ----------------------------------
Interest and Income Taxes Paid:
    Interest paid                                                               $         268,411   $      252,444
                                                                                ----------------------------------
    Income taxes paid                                                           $               -   $            -
                                                                                ----------------------------------
Supplemental schedule of noncash financing activities
   Conversion of convertible debenture to common stock                          $         628,492   $       60,000
                                                                                ----------------------------------

(The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies (cont'd)

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

     g)   Investments

          Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies (cont'd)

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

          In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.   Cash and cash equivalents

     The following amounts included in cash and cash equivalents are restricted for use by the Company:

     a) In 2004, the company provided $132,107 as security for bank loans to employees to purchase the Company's common shares. The loans outstanding amounted to approximately $110,000. In 2005, the loans were repaid.

     b) In 2004, the company provided $136,514 as security for one of the bank loans as described in note 7. As at December 31, 2004, the amount outstanding was $614,313. In 2005, the bank loan was repaid.

4.   Inventory

     Inventory includes $292,687 (2004 - $18,423) of merchandise and $155,888 (2004 - $278,434) of raw materials.

5.   Equipment

     Equipment is comprised as follows:

                                                                  2005                          2004
                                                           Accumulated                   Accumulated
                                                  Cost    Depreciation          Cost    Depreciation
                                        ------------------------------------------------------------
      Furniture and fixtures            $       67,168    $     30,295    $   38,421    $     24,224
      Equipment                                848,147         601,952       638,797         502,174
      Vehicle                                   16,647               -        15,093          15,091
      Software                                 690,498         409,654       679,214         262,542
                                        ------------------------------------------------------------
                                        $    1,622,460    $  1,041,901    $1,371,525    $    804,031
                                        ------------------------------------------------------------
      Net carrying amount                                 $    580,559                  $    567,494
                                                          ------------                  ------------

     Depreciation expenses included in general and administrative expense, costs of sales, and research and development expenses are $173,513 (2004 - $132,444), $35,237 (2004 - $25,543), and $Nil (2004 - $47,796)
     respectively.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

6.   Investments Available for Sale

                                                        2005             2004

      Stock #1                                  $  2,478,250       $        -
      Stock #2                                        49,565           48,755
      Other miscellaneous                                263              258
                                                -------------------------------
                                                $  2,528,078       $   49,013
                                                -------------------------------

      Stock #1 represents 500,000 shares, 20% ownership and major shareholder of a private Korean company which is carried at cost.

      Stock #2 represents a minority interest in a private Korean company which is carried at cost.

7.    Loans Payable

                                                                         2005          2004
                                            Current   Long-term         Total         Total
                                        ---------------------------------------------------
      Bank loan                         $   594,780   $       -   $   594,780   $ 1,296,883
      Promissory Note                        39,000           -        39,000        39,000
      Note payable                           14,374           -        14,374       308,229
      Government loans                            -      39,100        39,100       100,726
      Discount of interest-free
        government loans                          -      (8,106)       (8,106)       (9,323)
      Vehicle Loan                            3,840       7,660        11,500             -
                                        ---------------------------------------------------
                                        $   651,994   $  38,654   $   690,648   $ 1,735,515
                                        ---------------------------------------------------

     Bank Loan
     The bank loan bear interest at 7.5% and matures in December 2006. The loans are repayable upon maturity and guaranteed by the Korea Credit Guaranteed Fund for $505,563.

     Promissory Note
     The promissory note is non-interest bearing, unsecured, and due on demand.

     Note Payable
     The note payable is non-interest bearing and due on August 24, 2006.

     Government Loan
     The loan is non-interest bearing, unsecured, repayable in annual payments of $9,775 and matures in October 2009.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

7.   Loans Payable (cont'd)

     Vehicle Loan
     The loan is interest bearing, secured by the vehicle as disclosed in note 5, and is repayable in 36 monthly installments of $320. The loan matures in December 2008.

8.   Convertible Debentures

     Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

     The convertible debentures outstanding as at December 31, 2005 are unsecured and non-interest bearing. The debenture holders have sixteen months from the date of their agreements (the conversion date) to convert their debentures into common stock of the company. Balances outstanding after the conversion date are repayable twenty months after the conversion date (or thirty six months after the date of the agreements).

                                Conversion       Conversion
                                     Price             Date    Maturity date             Amount
                             ------------------------------------------------------------------
      Convertible note #1    $        0.35        6/15/2007       12/15/2008    $       492,800
      Convertible notes #2            0.04        4/17/2007       10/17/2008            440,000
      Convertible notes #3            0.14        4/17/2007       10/17/2008          2,161,334
      Convertible notes #4            0.35        5/17/2007       11/17/2008          5,759,057
                             ------------------------------------------------------------------
      Total                                                                     $     8,853,191
                             ------------------------------------------------------------------

     The convertible debenture outstanding at December 31, 2004 had an annual coupon rate of 5%. The convertible debenture was repaid in 2005. Under the debenture agreement, the debenture holder has committed to provide financing of up to $5,000,000 over a two year period. The maximum amount of financing per month is $100,000. This agreement is still in effect. As security for meeting debenture conversions, 10,837,180 shares are held in escrow by a lawyer who shall provide the shares for repayment of the debt. The conversion price of said shares issued will be equal to 98% of the lowest closing bid price of the common stock on the listed market for the five days immediately following the notice date for the advance. As at December 31, 2005, no funds have been advanced under this agreement.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


9.   Capital Stock

        Authorized
         300,000,000 common shares, par value $0.001 per share

                                                                2005      2004
        Issued
         42,379,354 common shares (2004 - 23,409,800)      $  42,378   $23,409
                                                           -------------------


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

     In November 2004, 25,000,000 common shares were placed in escrow for future conversion to repay the convertible debt. During 2004, 2,175,500 common shares were issued on conversion as described below. The balance of shares held in escrow at December 31, 2004 was 22,824,500.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


9.   Capital Stock (cont'd)

     In November 2004, the Company issued 412,286 common shares from escrow upon the conversion of $20,000 of the convertible debentures.

     In December 2004, the Company issued 1,763,214 common shares from escrow upon the conversion of $40,000 of the convertible debentures.

     In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

     In January 2005, the Company issued 2,262,424 common shares from escrow upon the repayment of $40,000 of the convertible debenture.

     In February 2005, the Company issued 622,200 common shares from escrow upon the repayment of $50,000 of the convertible debentures.

     In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

     In March 2005, the Company issued 1,485,120 common shares from escrow upon the repayment of $80,000 of the convertible debenture.

     In March 2005, the Company repurchased 93,830 common shares for $105,259. The excess of repurchase price over fair market value was recorded as an employee benefit.

     In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture.

     In April 2005, the Company issued 1,311,769 common shares from escrow upon the repayment of $40,000 of the convertible debenture.

     In April 2005, 1,200,000 common shares were issued for consulting services at the value of $48,000.

     In April 2005, 712,500 common shares were issued upon the conversion of $20,000 of convertible debenture.

     In May 2005, 1,329,346 common shares were issued upon the conversion of $50,000 of convertible debenture.

     In May 2005, the Company issued 2,333,551 common shares from escrow upon the repayment of $70,000 of the convertible debenture.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

9.   Capital Stock (cont'd)

     In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

     In June 2005, the Company issued 3,268,031 common shares from escrow upon the repayment of $80,000 of the convertible debenture.

     In July 2005, the Company issued 704,225 common shares from escrow upon the repayment of $20,000 of the convertible debenture.

     In September 2005, 500,000 common shares were issued for consulting services at the value of $15,000.

     In October 2005, 400,000 common shares were issued for consulting services at the value of $36,000.

     In December 2005, the Company issued 145,252 common shares for the repayment of $38,492 of the convertible debenture including interest.

     The balance of shares held in escrow at December 31, 2005 was 10,837,180.


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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

     The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the year ended December 31, 2005 and 2004.

     The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

     The following table summarizes the stock option activity during 2005 and 2004:

                                                        2005             2004

      Outstanding, beginning of year                 106,000          106,000
      Exercised                                            -                -
      Cancelled                                            -                -
                                                 ------------------------------

      Outstanding, end of year                       106,000          106,000
                                                 ------------------------------

      Weighted average fair value of options
       granted during the year                        $    -            $   -
                                                 ------------------------------

      Weighted average exercise price of common
       stock options, beginning of year               $ 0.62            $0.62
                                                 ------------------------------

      Weighted average exercise price of common
       stock options granted in the year              $    -            $   -
                                                 ------------------------------

      Weighted average exercise price of common
       stock options, end of year                     $ 0.67            $0.67
                                                 ------------------------------

      Weighted average remaining contractual
       life of common stock options                  2 years          3 years
                                                 ------------------------------

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

10.  Income Taxes

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2005 and 2004 are
     16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $ 6,797,082 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

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

     The Company has deferred income tax assets as follows:

                                                        2005             2004

        Deferred income tax assets
                Research and development
                expenses amortized over 5
                years for tax purposes          $    249,157          246,836
          Other timing differences                   (51,836)         155,267
          Net operating loss carryforwards         1,681,864          649,665
                                                -------------------------------
                                                   1,879,185        1,051,768
          Valuation Allowance                        657,039          117,011
                                                -------------------------------
                                                $  1,222,146          934,757
                                                -------------------------------

11.  Major Customers

     For the year ended December 31, 2005, the Company had three major customers which accounted for 69% of the total revenue. In 2004, the company had two major customers which accounted for 34% of the total revenue.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

     b) The Company is committed to office space lease obligations which expires from February to December 2006. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                2006                    $         83,052
                                                  ------

          Rent expenses paid in 2005 and 2004 were $ 73,428 and $68,152 respectively.

     c)   On September  14,  2004,  the Company  entered  into a Standby  Equity
          Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. No amount was outstanding as at December 31, 2005 ($400,000-2004).

     13.  Subsequent Events

          In February 2006, the chief executive officer purchased 115,000 common shares of the company on the open market for $18,800.