Form 10QSB
period 2006-03-31
CINTEL CORP
filed 2006-05-15
CIK 1191334

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 12b-25

                       NOTIFICATION OF LATE FILING

(Check One):       |_|Form 10-KSB  |_|Form 20-F  |_|Form 11-K  |X|Form 10-QSB
                   |_|Form 10-D    |_|Form N-SAR |_|Form N-CSR
		    For Period Ended: March 31, 2006

                   |_|Transition Report on Form 10-K
                   |_|Transition Report on Form 20-F
                   |_|Transition Report on Form 11-K
                   |_|Transition Report on Form 10-Q
                   |_|Transition Report on Form N-SAR
                   For the Transition Period Ended:


Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

       -------------------------------------------------------------

                        PART I - REGISTRANT INFORMATION

                                CINTEL CORP.
                                ------------
                           Full name of Registrant

                                    N/A
                          -------------------------
                          Former Name if Applicable

                   9900 Corporate Campus Drive, Suite 3000
             ---------------------------------------------------------
             Address of Principal Executive Office (Street and Number)

                           Louisville, KY 40223
                         ------------------------
                         City, State and Zip Code

                      PART II - RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

     |    (a) 	The reasons described in reasonable detail in Part III of this
     |          form could not be eliminated without unreasonable effort or
     |          expense;
     |    (b)	The subject annual report, semi-annual report, transition report
     |          on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR,
 |X| |          or portion thereof, will be filed on or before the fifteenth
     |          calendar day following the prescribed due date; or the subject
     |          quarterly report or transition report on Form 10-Q, or portion
     |          thereof will be filed on or before the fifth calendar day
     |          following the prescribed due date; and
     |    (c)   The accountant's statement or other exhibit required by Rule
     |          12b-25(c) has been attached if applicable.

                            PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.
(Attach extra sheets if needed.)

The compilation, dissemination and review of the information required to be presented in the Form 10-QSB for the relevant period has imposed time constraints that have rendered timely filing of the Form 10-QSB impracticable without undue hardship and expense to the registrant. The registrant undertakes the responsibility to file such report no later than fifteen days after its original prescribed due date.

                         PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

              David T. Schubauer, Esq.      (212)                 930-9700
              ------------------------   -----------          ------------------
                    (Name)               (Area Code)          (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). Yes |X| No |_|

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
        Yes |_|  No |X|

        If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.




                               CINTEL CORP.
                 -------------------------------------------
                 (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2006                                By: /s/ Sang Don Kim
      ------------                                   ------------------
                                                  Name: Sang Don Kim
                                                  Title: Chief Executive Officer


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.