Form 10QSB
period 2006-03-31
CINTEL CORP
filed 2006-05-22
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                    Issuer's telephone number: (502) 657-6077
                                               --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 42,879,654 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................    1
Item 2.  Management's Discussion and Analysis or Plan of Operation.........   19
Item 3.  Controls and Procedures...........................................   22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   23
Item 3.  Defaults Upon Senior Securities...................................   23
Item 4.  Submission of Matters to a Vote of Security Holders...............   23
Item 5.  Other Information.................................................   23
Item 6.  Exhibits..........................................................   23

SIGNATURES.................................................................   26

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CINTEL CORP.
Consolidated Balance Sheets
March 31, 2006 and 2005
                                                                       2006            2005
ASSETS                                                                 ----            ----
Current
    Cash and cash equivalents (note 3)                              $ 1,793,396   $   141,789
    Short term investment                                               291,427             -
    Accounts receivable (net of allowance for doubtful
      accounts of $1,087,980; 2003 - $972,014)                        3,340,302       326,192
    Inventory (note 4)                                                  489,017       290,032
    Prepaid and sundry assets                                           728,995       257,842
    Loans receivable (note 5)                                           154,358             -
    Deferred taxes (note 6)                                              10,851       213,470
                                                                    -----------   -----------

                                                                      6,808,346     1,229,325
Deferred Financing Fees                                                       -        60,000
Deferred Taxes (note 6)                                               1,336,599       799,875
Investments (note 7)                                                  2,624,350        49,094
Equipment (note 8)                                                      552,312       513,218
                                                                    -----------   -----------

                                                                    $11,321,607   $ 2,651,512
                                                                    ===========   ===========

LIABILITIES
Current
    Accounts payable                                                $ 2,532,860   $   873,359
    Convertible Debenture                                                     -       320,000
    Loans payable - current (note 9)                                    666,789     1,630,679
    Shareholder loan                                                          -       114,079
                                                                   ------------   -----------

                                                                      3,199,649     2,938,117
Accrued Severance                                                        74,788       125,315
Loans Payable (note 9)                                                   39,121        30,538
Convertible Debenture (note 10)                                       8,853,191             -
                                                                    -----------  ------------

                                                                     12,166,749     3,093,970
                                                                    -----------   -----------

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 11)                                                  42,379        30,324
Paid in Capital                                                       5,351,058     4,941,120
Treasury Stock                                                           (5,630)     (105,185)
Accumulated Other Comprehensive Income                                  415,011        26,830
Accumulated Deficit                                                  (6,647,960)   (5,335,547)
                                                                    -----------   -----------

                                                                       (845,142)     (442,458)
                                                                    -----------   -----------

                                                                    $11,321,607   $ 2,651,512
                                                                    ===========   ===========

 (The accompanying notes to the financial statements are an integral part of these statements)

                                       1

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended March 31, 2006 and 2005

                                                               2006          2005
                                                               ----          ----
Revenue
    Merchandise                                            $ 2,218,198   $   112,004
    Finished goods                                              75,469             -
    Services                                                    28,032        14,514
                                                           -------------------------

                                                             2,321,699       126,518
                                                           -------------------------

Cost of Sales
    Merchandise                                              2,137,305       111,678
    Finished goods                                              50,724             -
                                                           -------------------------

                                                             2,188,029       111,678
                                                           -------------------------

Gross Profit                                                   133,670        14,840
                                                           -------------------------

Expenses
    Salaries and employee benefits                             182,911       148,252
    Professional fees                                          100,667       124,351
    Office and general                                          95,914        98,650
    Depreciation                                                51,414        55,750
    Travel                                                      31,425        45,394
    Research and development                                    18,641             -
    Taxes and dues                                                 121        32,782
                                                           -------------------------

                                                               481,093       505,179
                                                           -------------------------

Operating Loss                                                (347,423)     (490,339)
                                                           -------------------------

Other Expense (Income)
    Interest and other income                                 (109,416)       (1,459)
    Foreign exchange                                            (3,344)            -
    Interest expense                                            12,073        74,849
    Amortization of deferred financing fees                     30,000        60,000
                                                           -------------------------

                                                               (70,687)      133,390
                                                           -------------------------

Loss Before Income Taxes                                      (276,736)     (623,729)
                                                           -------------------------

    Current                                                     23,432             -
    Deferred income taxes recoverable                          (78,473)      (77,314)
                                                           -------------------------

                                                               (55,041)      (77,314)
                                                           -------------------------

Net Loss                                                   $  (221,695)  $  (546,415)
                                                           =========================

Basic Loss per Share                                       $     (0.01)  $     (0.02)
                                                           =========================

Fully Diluted Loss per Share                               $     (0.01)  $     (0.02)
                                                           =========================

Weighted Average Number of Shares (note 11)                 42,379,354    27,692,499
                                                           =========================

Fully Diluted Weighted Average Number of Shares (note 11)   42,379,354    27,692,499
                                                           =========================
 (The accompanying notes to the financial statements are an integral part of these statements)


CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2006 and 2005

                                                              Paid in                Accumulated
                                                           Capital in                      Other                        Total
                                       Number of  Capital   Excess of    Treasury  Comprehensive   Accumulated  Stockholders'
                                          Shares    Stock   Par value       Stock           Loss       Deficit         Equity
                                      ---------------------------------------------------------------------------------------
Balance, January 1, 2005              23,409,800  $23,409  $4,573,535  $       -   $     23,826   $(4,789,132)  $   (168,362)
Common shares issued for consulting
  services                               640,000      640      63,860          -              -             -         64,500
Conversion of convertible debentures
  into common stock                    4,369,744    4,370     165,630          -              -             -        170,000
Conversion of convertible debentures
  into common stock                    1,905,136    1,905     138,095          -              -             -        140,000
Repurchase of employees' stock                 -        -           -   (105,185)             -             -       (105,185)
Foreign exchange on translation                -        -           -          -          3,004             -          3,004
Net loss                                       -        -           -          -              -      (546,415)      (546,415)
                                      ---------------------------------------------------------------------------------------

Balance, March 31, 2005               30,324,680  $30,324  $4,941,120  $(105,185)  $     26,830   $(5,335,547)  $   (442,458)
                                      =======================================================================================

Balance, January 1, 2006              42,379,354  $42,379  $5,351,058  $  (5,630)  $    121,739   $(6,426,265)  $   (916,719)
Foreign exchange on translation                -        -           -          -        293,272             -        293,272
Net loss                                       -        -           -          -              -      (221,695)      (221,695)
                                      ---------------------------------------------------------------------------------------

Balance, March 31, 2006               42,379,354  $42,379  $5,351,058  $  (5,630)  $    415,011   $(6,647,960)  $   (845,142)

(The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005

                                                                                    2006        2005
                                                                                    ----        ----
Cash Flows from Operating Activities
    Net loss                                                                   $  (221,695)  $(546,415)
    Adjustments for working capital and non-cash items:
      Depreciation                                                                  51,414      55,750
      Amortization of financing fees                                                30,000      75,380
      Common stock issued for consulting services                                        -      64,500
    Net Changes in Assets & Liabilities
      Accounts receivable                                                       (2,269,479)    272,019
      Inventory                                                                    (23,273)      7,337
      Prepaid and sundry assets                                                   (353,849)     12,605
      Deferred taxes                                                               (78,473)    (77,314)
      Accounts payable                                                           1,682,146      45,000
      Accrued severance                                                              2,781       2,345
                                                                               -----------------------

                                                                                (1,180,428)    (88,793)
                                                                               -----------------------

Cash Flows from Investing Activities
    Short term investments                                                        (290,354)          -
    Loans receivable                                                              (153,789)          -
    Acquisition of equipment, net                                                   (1,244)       (356)
                                                                               -----------------------

                                                                                  (445,387)       (356)
                                                                               -----------------------

Cash Flows from Financing Activities
    Payments of deferred financing fees                                                  -    (240,000)
    Proceeds from loans payable                                                          -     (77,342)
    Proceeds from convertible debenture - net                                            -     (20,000)
    Advances from shareholder loan                                                       -      81,144
    Proceeds from common shares issued for repayment of convertible debenture            -     310,000
    Repurchase of employees' stocks                                                      -    (105,185)
    Loans payable                                                                   (9,517)          -
                                                                               -----------------------

                                                                                    (9,517)    (51,383)
                                                                               -----------------------

Foreign Exchange on Cash and Cash Equivalents                                      (60,721)        934
                                                                               -----------------------

Net Decrease in Cash and Cash Equivalents                                       (1,696,053)   (139,598)
Cash and Cash Equivalents - beginning of  year                                   3,489,449     281,387
                                                                               -----------------------

Cash and Cash Equivalents - end of year                                        $ 1,793,396   $ 141,789
                                                                               =======================

During the year, the company had cash flows arising
  from interest and income taxes paid as follows:
    Interest paid                                                              $    12,073   $  51,469
                                                                               =======================

    Income taxes paid                                                          $    23,432   $       -

(The accompanying notes to the financial statements are an integral part of these statements)


CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

      f)    Cash and Cash Equivalents

            Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date are also included as cash equivalents.

      g)    Investments

            Investments in available-for-sale securities are recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

            Investments subject to significant influence have been recorded using the equity method.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

3.    Cash and Cash Equivalents

      In 2005, the company provided $136,738 as security for one of the bank loans as described in note 9. As at March 31, 2005, the amount of loan outstanding was $615,321. In 2006, the bank loan was repaid.


4.    Inventory

      Inventory includes $334,705 (2005 - $18,752) of merchandise and $154,312 (2005 - $271,280) of raw materials.


5.    Loans Receivable

      Loans receivable are comprised of the following;

                                        2006              2005
                                        ----              ----

      Loan receivable #1          $      51,450        $      -
      Loan receivable #2                102,908               -
                                  -----------------------------
                                  $     154,358        $      -
                                  =============================

      Loan receivable #1 to a private Korean company is non-interest bearing and matures on May 12, 2006. The loan is due on demand and secured by a personal guarantee and the shares of the chief executive officer of the indebted company.

      Loan receivable #2 to the chief executive officer of the indebted company per loan receivable #1 bears interest at 6% per annum, and is due on demand. The loan is secured by 100% of the shares of a new private company incorporated in March 2006.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

6.    Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,054,794 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

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

      The Company has deferred income tax assets as follows:

                                                             2006        2005
                                                             ----        ----
      Deferred income tax assets
        Research and development expenses amortized
          over 5 years for tax purposes                $   258,646     231,788
        Other timing differences                           (53,810)    155,522
        Net operating loss carryforwards                 1,799,654     838,868
                                                       -----------------------
                                                         2,004,490   1,226,178
        Valuation Allowance                                657,039     212,833
                                                       -----------------------

                                                       $ 1,347,451   1,013,345
                                                       =======================

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005


7.    Investments Available for Sale

                                          2006              2005

      Stock #1                       $   2,572,624      $        -
      Stock #2                              51,453          48,835
      Other miscellaneous                      273             259
                                     -----------------------------

                                     $   2,624,350      $   49,094
                                     =============================

      Stock #1 represents 500,000 shares, 20% ownership in a private Korean company. As the financial statement of the investee are not readily available, income from the investment has not been recorded.

      Stock #2 represents a minority interest in a private Korean company which is carried at cost.


8.    Equipment

      Equipment is comprised as follows:

                                                 2006                      2005
                                                 ----                      ----
                                           Accumulated               Accumulated
                                    Cost  Depreciation        Cost  Depreciation
                              --------------------------------------------------
      Furniture and fixtures      69,725       33,757       38,484       25,494
      Equipment                  882,442      642,223      640,866      522,833
      Vehicles                    17,281          864       15,117       15,115
      Software                   715,833      456,125      674,467      292,274
                              --------------------------------------------------

                              $1,685,281  $ 1,132,969   $1,368,934  $   855,716
                              --------------------------------------------------

      Net carrying amount                 $   552,312               $   513,218
                                          -----------               ------------

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

9.    Loans Payable

                                                          2006         2005
                                                          ----         ----
                                  Current  Long-term      Total        Total
                                  ------------------------------------------
Bank loan                         $617,430  $      -   $617,430   $1,220,875
Promissory Note                     39,000         -     39,000       39,000
Note payable                         6,380         -      6,380      309,790
Government loans                         -    40,589     40,589      100,891
Discount of interest-free
  government loans                       -    (8,415)    (8,415)      (9,339)
Vehicle Loan                         3,979     6,947     10,926            -
                                  ------------------------------------------

                                  $666,789  $ 39,121   $705,910   $1,661,217
                                  ==========================================

Bank Loan

The bank loan bears interest at 7.5% and matures in December 2006. The loan is repayable upon maturity and guaranteed by the Korea Credit Guaranteed Fund for $524,816.

Promissory Note
The promissory note is non-interest bearing, unsecured, and due on demand.

Note Payable
The note payable is non-interest bearing and due on August 24, 2006.

Government Loan

The loan is non-interest bearing, unsecured, repayable in annual payments of $10,143 and matures in October 2009.

Vehicle Loan
The loan is interest bearing, secured by the vehicle as disclosed in note 8, and is repayable in 36 monthly installments of $331. The loan matures in December 2008.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

10.   Convertible Debentures

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

      The convertible debentures outstanding as at March 31, 2006 are unsecured and non-interest bearing. The debenture holders have sixteen months from the date of their agreements (the conversion date) to convert their debentures into common stock of the company. Balances outstanding after the conversion date are repayable twenty months after the conversion date (or thirty six months after the date of the agreements).

                      Conversion Conversion
                           Price       Date  Maturity date      Amount
                      -------------------------------------------------
Convertible note #1   $    0.35   6/15/2007     12/15/2008   $  492,800
Convertible notes #2       0.04   4/17/2007     10/17/2008      440,000
Convertible notes #3       0.14   4/17/2007     10/17/2008    2,161,334
Convertible note #4        0.35   5/17/2007     11/17/2008    5,759,057
                      -------------------------------------------------

Total                                                        $8,853,191
                                                             ==========





      The two convertible debentures outstanding at March 31, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11.   Capital Stock

        Authorized
           300,000,000 common shares, par value $0.001 per share
                                                                 2006      2005
                                                                 ----      ----

        Issued
           42,379,354 common shares (2005 - 30,324,680)       $ 42,378  $ 30,324
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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11. Capital Stock (cont'd)

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11. Capital Stock (cont'd)

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

            The balance of shares held in escrow in March 2006 of 10,837,180 was returned to the company.


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

                                                2006          2005
                                                ----          ----
         Interest rate                          6.5%          6.5%
         Expected volatility                     70%           70%
         Expected life in years                   6             6

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11. Capital Stock (cont'd)

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

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

      The following table summarizes the stock option activity during 2006 and 2005:

                                                           2006           2005
                                                           ----           ----

Outstanding, beginning of year                           106,000        106,000
Exercised                                                      -              -
Cancelled                                                      -              -
                                                     --------------------------
Outstanding, end of year                                 106,000        106,000
                                                     ==========================
Weighted average fair value of options granted
  during the year                                    $         -   $          -
                                                     ==========================

Weighted average exercise price of common stock
  options, beginning of year                         $      0.62   $       0.62
                                                     ==========================

Weighted average exercise price of common stock
  options granted in the year                        $         -   $          -
                                                     ==========================

Weighted average exercise price of common stock
  options, end of year                               $      0.67   $       0.67
                                                     ==========================

Weighted average remaining contractual life of
  common stock options                                   1 years        2 years
                                                     ==========================

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

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

      b) The Company is committed to office spaces' leases obligations which expires in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                   2006                           $   72,097
                   2007                                2,000
                                                  ----------
                                                  $   74,097
                                                  ==========

            Rent expenses paid in 2006 and 2005 were $ 36,731 and $28,288 respectively.

      c) On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. No amount was outstanding as at March 31, 2006 ($240,000-2005).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         The information in this quarterly report on Form 10-QSB contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of Cintel Corp. (referred to herein as the "Company," "we," "us," and "our") included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

         Management believes the Internet Traffic Management ("ITM") market continues to expand globally in the near future due to an increase in Web-based applications, server based applications and more process intensive applications in Web-based interfaces in the market. The Company can expect to show additional revenue in the coming quarters with the strong relationships it has established with its enterprise level customers. In accordance with the directive of the Company's Board of Directors, management will use the balance of fiscal year 2006 to expand its products and markets. In the Korean market, the Company plans to leverage its alliance with Hyundai HDS and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, including security products with Hyundai HDS. We believe this partnership with HDS will continue to enable growth for the Company in the current IT environment. The Company is also taking steps to establish several business partnerships in the United States. Additionally, the Company plans to study other markets to enter where management believes the Company will be able to leverage its distribution channels and product strengths.

         The Company has selected "digital content with ITM" as a new target market and plans to launch an online game business in 2006 to help boost sales and secure growth within the Company. In December 2005 we applied for a game server patent that will be used to manage traffic of online game servers. Our strategy for online gaming is not to develop online games but to enter the online game market by a potential acquisition of an online Korean game company. As CinTel positions itself as an online game publisher CinTel plans to expand into China, Japan, other Asian countries, Europe and North America with additional licensing of qualified Korean online games.

RESULTS OF OPERATIONS
                                                                     (Unit: USD)

                                            3/31/2006                3/31/2005

Revenue                                     2,321,699                   126,518
Cost of sales                               2,188,029                   111,678
Gross Profit                                  133,670                    14,840
Expenses                                      481,093                   505,179
Operating (Loss)                             (347,423)                 (490,339)
Loss Before Income Taxes                     (276,736)                 (623,729)


         In the first quarter of 2006 and 2005 revenues totaled approximately $2.32 million and approximately $0.13 million, respectively, which reflects an increase of approximately $2.19 million, or an increase of 1,735%. The main reason for this increase of revenue is attributable to the work with the Republic of Korea Air Force for the supply of network equipment. The Company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first quarter of 2006. In addition, approximately $0.25 million of the revenue generated during the first quarter of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. In the future, the Company expects significant new revenues to be generated by opening up a new market with the products distributed by Hyundai HDS and KT Corp. Strong strategic alliances with groups such as Hyundai HDS and KT Corp will allow us to diversify our product offerings with a more well rounded total IT solutions.

          Cost of sales also increased significantly from $111,678 in the first quarter of 2005 to $2,188,029 in the first quarter of 2006, and gross profit increased from $14,840 in the first quarter of 2005 to $133,670 in the first quarter of 2006. The increase in cost of sales and gross margins for the first quarter of 2006 compared to the previous year was primarily attributable to the relative increase in revenue. While revenue increased 1,735% the actual gross profit only increased by 801%. This was due to the fact that some items in the transactions were third party equipment with less gross margin that our product line and thus there was less profit on their sale.

          Despite our increase in revenues, our operating expenses decreased. Total expenses for the first quarter of 2006 and 2005 totaled approximately $0.48 million and approximately $0.51 million, respectively, resulting in a decrease of 5%. The decrease in total expenses was primarily due to a reduction of fixed charges through restructuring that mainly applied to sales and services related to human resources within the Company. These changes included reduction in staff, reductions in entertainment fees, reductions in travel expenses and reductions in office equipment purchases.

          The operating loss for the first quarter of 2006 and 2005 totaled $0.35 million and $0.49 million respectively due primarily to the increase of gross profit and decrease of expenses discussed above. Total loss before income taxes the first quarter of 2006 and 2005 totaled $0.28 million and $0.62 million respectively due to the increase of interest and other income and decrease of interest expense.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2006, CinTel had cash and cash equivalents totaling $1.79 million. At March 31, 2006, the Company had a working capital surplus of $3,608,697 and an accumulated deficit of $6,647,960. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date this report was filed.

CASH FLOWS FROM OPERATING ACTIVITIES

          During the first quarter of 2006, cash flow from operating activities had a net reduction of approximately $1.18 million. The main reason for this reduction of cash is attributable to the increase of accounts receivable, inventory, advance payments in spite of the decrease net loss. Almost all the accounts receivable occured in the first quarter and collect to the next quarter. So, the company expects that cash flow will get better to the next quarter. Inventory and Advanced payments were increased by more "just in time" ordering of technology parts for equipment.

CASH FLOWS FROM INVESTING ACTIVITIES

          During the first quarter of 2006, cash flow from investing operating activities had a net reduction approximately $0.45 million where we had no numbers in 2005. The main reason for this reduction of cash is attributable to the increase of the Short term investments and Loans receivable. The Short term investments could be disposed at any time in marketing aspect and the Loans the receivable collected sooner or later.

CASH FLOWS FROM FINANCING ACTIVITIES

          During the first quarter of 2006, cash flow from financing activities had a net reduction approximately $9,517. During the first quarter of 2006 we had limited cash flows from financing activities.

BUSINESS TRENDS

         The ITM market is currently undergoing rapid transformation from a pure caching appliance environment to a convergence of more enterprise network traffic and application management features such as SSL VPN, Application Acceleration (Web-enabled), WAN optimization, Firewall and Content Security. The Company must incorporate these functions into its current product line to better compete in the marketplace.

         Wireless ISP market access penetration is rapidly increasing in North America as wireless and broadband technologies are being deployed. As the standards are agreed upon, and as the new business models begin to surface broadband access penetration will become ubiquitous and will open up new business opportunities for companies like the Company and others in this space.

         The Korean game industry is quit unique in the world market. According to our research the market share of Korean video games, which are strong in the USA and Japan, is just 3.8% and ranked as 8th in the world. But the global market share of Korean online games is almost 70% (including exports to oversea markets like Japan and China) and 100 million users in over 33 countries are enjoying Korean online games. (Source: News clipping of Daily Sports ("Ilgan Sports"), 10-25-2005)

         Online gaming is strong in Asian countries like Korea, Taiwan and China, but the online game market in the USA and Japan is expected to grow gradually as broadband services are becoming affordable and available. Current online game market in USA relies on business model of advertisement, sponsor and e-commerce through casual gaming portal site. (Source: A Study On Global Digital Contents - game by KIPA (Korea IT Industry Promotion Agency 2003). According to our research it is expected that the USA online game market will grow to as much as $2.6 billion by the year 2007. (Source: 10/2003: Datamonitor, `Global Online games' 7/2002, IDC, Online game forecast 2002-2007). And the online game market in Europe is also expected to grow gradually as broadband is becomes more popular.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.    Other Information.

         Not applicable.

Item 6.    Exhibits.

Exhibit Number      Description
---------------     ------------------------------------------------------------

4.1 Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.2 $240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.3 Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.4 Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.5 Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.6 Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.7 Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.8 Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.9 Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.10 Convertible Note in the principal amount of $192,864 issued to Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.11 Convertible Note in the principal amount of $336,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.12 Convertible Note in the principal amount of $483,000 issued to Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.13 Convertible Note in the principal amount of $483,000 issued to Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.14 Convertible Note in the principal amount of $483,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.15 Convertible Note in the principal amount of $2,082,500 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.16 Convertible Note in the principal amount of $280,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.17 Convertible Note in the principal amount of $281,065 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.18 Convertible Note in the principal amount of $246,400 issued to JungMi Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.19 Convertible Note in the principal amount of $59,172 issued to Sung Min Chang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.20 Convertible Note in the principal amount of $246,400 issued to Eun Suk Shin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.21 Convertible Note in the principal amount of $492,800 issued to Overnet Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.22 Convertible Note in the principal amount of $98,620 issued to Yeun Jae Jo (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.23 Convertible Note in the principal amount of $985,950 issued to Equinox Partners Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.24 Convertible Note in the principal amount of $788,950 issued to Kei Wook Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.25 Convertible Note in the principal amount of $492,800 issued to Seok Kyu Hong (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26 Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1 Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

                                  CINTEL CORP.


         Dated:   May 22, 2006            By:  /s/ Sang Don Kim
                                               ---------------------------------
                                               Sang Don Kim
                                               Chief Executive Officer

         Dated:   May 22, 2006            By:  /s/ Kyo Jin Kang
                                               ---------------------------------
                                               Kyo Jin Kang
                                               Principal Financial Officer and
                                               Principal Accounting Officer