Form 10QSB
period 2006-06-30
CINTEL CORP
filed 2006-08-17
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                    Issuer's telephone number: (502) 657-6077
                                               ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2006, the issuer had 87,620,196 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   2
Item 2.  Management's Discussion and Analysis or Plan of Operation.........  21
Item 3.  Controls and Procedures...........................................  25

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......  25
Item 3.  Defaults Upon Senior Securities...................................  25
Item 4.  Submission of Matters to a Vote of Security Holders...............  25
Item 5.  Other Information.................................................  25
Item 6.  Exhibits..........................................................  25

SIGNATURES.................................................................  28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



CINTEL CORP.
Consolidated Balance Sheets
June 30, 2006 and 2005
Unaudited

                                                        2006            2005
                                                        ----            ----
alents (note 3)               $  1,395,406

Current
   Cash and cash equivalents (note 3)               $  1,395,406   $    373,982
   Investments in trading securities (fair market
    value $192,812)                                      175,051              -
   Accounts receivable (net of allowance for
    doubtful accounts of $1,114,358; 2005 -
    $965,246)                                          1,636,762        290,083
   Inventory (note 4)                                    557,326        267,433
   Prepaid and sundry assets                             813,401        225,429
   Loans receivable (note 5)                             158,100              -
   Deferred taxes (note 6)                                11,114        208,146
                                                    ----------------------------

                                                       4,747,160      1,365,073

Deferred Financing Fees                                        -         30,000
Deferred Taxes (note 6)                                1,536,532        888,050
Investments (note 7)                                   1,920,936              -
Investments in available for sale securities
 (note 8)                                                 16,977         48,752
Equipment (note 9)                                       509,893        466,422
                                                    ----------------------------

                                                    $  8,731,498   $  2,798,297
                                                    ============================
                                  LIABILITIES
Current
   Accounts payable                                 $  1,368,718   $    781,087
   Shareholder loan                                            -        161,779
   Loans payable - current (note 10)                      43,076      1,493,511
   Convertible debenture (note 11)                             -        210,000
                                                    ----------------------------

                                                       1,411,794      2,646,377

Accrued Severance                                         83,314        104,469
Loans Payable (note 10)                                   39,051        515,274
                                                    ----------------------------

                                                       1,534,159      3,266,120
                                                    ----------------------------
                              STOCKHOLDERS' EQUITY
Capital Stock (note 12)                                   87,180         40,630
Paid in Capital                                       14,249,448      5,243,316
Treasury Stock                                            (5,630)      (105,185)
Accumulated Other Comprehensive (Loss) Income           (120,240)        34,383
Accumulated Deficit                                   (7,013,419)    (5,680,967)
                                                    ----------------------------
                                                       7,197,339       (467,823)
                                                    ----------------------------

                                                    $  8,731,498   $  2,798,297
                                                    ============================

  (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Six Months Ended June 30, 2006 and 2005
Unaudited

                                                        2006            2005
                                                        ----            ----
Revenue
    Merchandise                                    $  3,455,083    $    326,626
    Finished goods                                       76,481         197,703
    Services                                             49,150          21,644
                                                   -----------------------------

                                                      3,580,714         545,973
                                                   -----------------------------

Cost of Sales
    Merchandise                                       3,311,900         277,399
    Finished goods                                       51,404          76,369
                                                   -----------------------------

                                                      3,363,304         353,768
                                                   -----------------------------

Gross Profit                                            217,410         192,205
                                                   -----------------------------
Expenses
    Salaries and employee benefits                      342,662         285,360
    Professional fees                                   313,027         195,376
    Office and general                                  187,579         208,150
    Depreciation                                        108,916         112,637
    Travel                                              100,282         152,270
    Research and development                             18,891               -
    Taxes and dues                                          273          49,595
                                                   -----------------------------

                                                      1,071,630       1,003,388
                                                   -----------------------------

Operating Loss                                         (854,220)       (811,183)
                                                   -----------------------------
Other Expense (Income)
    Interest and other income                          (143,215)         (6,258)
    Foreign exchange                                     10,532               -
    Interest expense                                     22,487         166,783
    Amortization of deferred financing fees              60,000          90,000
    Share of income from equity investment              (16,260)              -
                                                   -----------------------------

                                                        (66,456)        250,525
                                                   -----------------------------

Loss Before Income Taxes                               (787,764)     (1,061,708)
                                                   -----------------------------

    Current                                              44,057               -
    Deferred income taxes recoverable                  (244,667)       (169,873)
                                                   -----------------------------

                                                       (200,610)       (169,873)
                                                   -----------------------------

Net Loss                                           $   (587,154)   $   (891,835)
                                                   =============================

Basic Loss per Share                               $      (0.01)   $      (0.03)
                                                   =============================
Fully Diluted Loss per Share                       $      (0.01)   $      (0.03)
                                                   =============================

Weighted Average Number of Shares (note 12)          49,971,111      32,364,447
                                                   =============================
Fully Diluted Weighted Average Number of Shares
 (note 12)                                           49,971,111      32,364,447
                                                   =============================

  (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended June 30, 2006 and 2005
Unaudited

                                                        2006            2005
                                                        ----            ----
Revenue
    Merchandise                                    $  1,236,885    $    214,622
    Finished goods                                        1,012         197,703
    Services                                             21,118           7,130
                                                   -----------------------------
                                                      1,259,015         419,455
                                                   -----------------------------
Cost of Sales
    Merchandise                                       1,174,595         165,721
    Finished goods                                          680          76,369
                                                   -----------------------------
                                                      1,175,275         242,090
                                                   -----------------------------

Gross Profit                                             83,740         177,365
                                                   -----------------------------
Expenses
    Salaries and employee benefits                      159,751         137,108
    Professional fees                                   212,360          71,025
    Office and general                                   91,665         109,500
    Depreciation                                         57,502          56,887
    Travel                                               68,857         106,876
    Research and development                                250               -
    Taxes and dues                                          152          16,813
                                                   -----------------------------

                                                        590,537         498,209
                                                   -----------------------------

Operating Loss                                         (506,797)       (320,844)
                                                   -----------------------------
Other Expense (Income)
    Interest and other income                           (33,799)         (4,799)
    Foreign exchange                                     13,876               -
    Interest expense                                     10,414          91,934
    Amortization of deferred financing fees              30,000          30,000
    Share of income from equity investment              (16,260)              -
                                                   -----------------------------

                                                          4,231         117,135
                                                   -----------------------------
Loss Before Income Taxes                               (511,028)       (437,979)
                                                   -----------------------------

    Current                                              20,625               -

    Deferred income taxes recoverable                  (166,194)        (92,559)
                                                   -----------------------------

                                                       (145,569)        (92,559)
                                                   -----------------------------

Net Loss                                           $   (365,459)   $   (345,420)
                                                   =============================

Basic Loss per Share                               $      (0.01)   $      (0.01)
                                                   =============================

Fully Diluted Loss per Share                       $      (0.01)   $      (0.01)
                                                   =============================

Weighted Average Number of Shares (note 12)          57,562,868      37,036,394
                                                   =============================

Fully Diluted Weighted Average Number of Shares
 (note 12)                                           57,562,868      37,036,394
                                                   =============================

   (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006 and 2005
Unaudited

                                                                 Paid in                Accumulated
                                                               Capital in                  Other                       Total
                                        Number of    Capital    Excess of     Treasury  Comprehensive  Accumulated  Stockholders'
                                          Shares      Stock     Par value      Stock        Loss        Deficit        Equity
                                       ------------------------------------------------------------------------------------------

Balance, January 1, 2005                23,409,800  $ 23,410  $  4,573,535  $        -  $   23,826   $ (4,789,132)  $   (168,361)
Common shares issued for consulting
 services                                1,990,000     1,990       115,011           -           -              -        117,001
Common shares issued as repayment
 of promissory note                     11,283,095    11,283       348,717           -           -              -        360,000
Conversion of convertible debentures
 into common stock                       3,946,982     3,947       206,053           -           -              -        210,000
Repurchase of employees' stock                   -         -             -    (105,185)          -              -       (105,185)
Foreign exchange on translation                  -         -             -           -      10,557              -         10,557
Net loss                                         -         -             -           -           -       (891,835)      (891,835)
                                       ------------------------------------------------------------------------------------------

Balance, June 30, 2005                  40,629,877  $ 40,630  $  5,243,316  $ (105,185) $   34,383   $ (5,680,967)  $   (467,823)
                                       ==========================================================================================

Balance, January 1, 2006                42,379,354  $ 42,379  $  5,351,058  $   (5,630) $  121,739   $ (6,426,265)  $   (916,719)
Unrealized loss on investment (note 7)           -         -             -           -    (720,536)             -       (720,536)
Common shares issued for consulting
 services (note 12)                        500,000       500        89,500           -           -              -         90,000
Conversion of convertible debenture
 into common stock (note 12)            44,300,542    44,301     8,808,890           -           -              -      8,853,191
Foreign exchange on translation                  -         -             -           -     478,557              -        478,557
Net loss                                         -         -             -           -           -       (587,154)      (587,154)
                                       ------------------------------------------------------------------------------------------

Balance, June 30, 2006                  87,179,896    87,180  $ 14,249,448  $   (5,630) $ (120,240)  $ (7,013,419)  $  7,197,339
                                       ==========================================================================================

   (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006 and 2005
Unaudited
                                                          2006           2005
                                                          ----           ----

Cash Flows from Operating Activities
    Net loss                                          $   (587,154)  $ (891,835)
    Adjustments for working capital and non-cash items:
      Depreciation                                         108,916      112,637
      Amortization of financing fees                        60,000       90,000
      Common stock issued for consulting services           45,000      117,001
      Share of income from equity investment               (16,260)           -
    Net Changes in Assets & Liabilities
      Accounts receivable                                 (502,992)     311,060
      Inventory                                            (81,026)      28,418
      Prepaid and sundry assets                           (384,841)      60,092
      Deferred taxes                                      (250,201)    (169,873)
      Accounts payable                                     341,199      (43,259)
      Accrued severance                                      9,645      (18,019)
                                                      --------------------------

                                                        (1,257,714)    (403,778)
                                                      --------------------------

Cash Flows from Investing Activities
    Investments in trading securities                     (184,367)           -
    Loans receivable                                      (159,375)           -
    Acquisition of equipment, net                           (2,428)        (356)
    Proceeds from disposal of securities held for
     investment                                             36,000            -
                                                      --------------------------

                                                          (310,170)        (356)
                                                      --------------------------

Cash Flows from Financing Activities
    Payments of deferred financing fees                          -     (240,000)
    Proceeds from loans payable                                  -      273,270
    Proceeds from convertible debenture - net                    -       30,000
    Repayment of promissory note - net                           -     (160,000)
    Advances from shareholder loan                               -      131,472
    Proceeds from common shares issued for repayment
     of convertible debenture                            8,853,191      210,000
    Repayment of convertible debt                       (8,853,191)           -
    Proceeds from common shares issued for repayment
     of promissory note                                          -      360,000
    Repurchase of employees' stocks
                                                                 -     (105,185)
    Loans payable                                         (650,516)           -
                                                      --------------------------

                                                          (650,516)     499,557
                                                      --------------------------
Foreign Exchange on Cash and Cash Equivalents              106,849       (2,828)
                                                      --------------------------

Net (Decrease) Increase in Cash and Cash Equivalents    (2,111,551)      92,595

Cash and Cash Equivalents - beginning of year            3,489,449      281,387
                                                      --------------------------
Cash and Cash Equivalents - end of year
                                                      $  1,377,898   $  373,982
                                                      ==========================
During the year, the company had cash flows arising
 from interest and income taxes paid as follows:
    Interest paid                                     $     22,487   $  107,084
                                                      ==========================

    Income taxes paid                                 $     42,403   $        -
                                                      ==========================

   (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


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

     g)   Investments

          Investments  in  securities  are recorded in  accordance  with FAS-115
          "Accounting for Certain Investments in Debt and Equity Securities". Investments in available for sale securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable. Investments in trading securities are recorded at fair value. Unrealized holding gains and losses from investments are excluded from earnings and reported as a separate component of stockholders' equity.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


3.   Cash and Cash Equivalents

     In 2005, the company provided $135,786 as security for one of the bank loans as described in note 10. As at June 30, 2005, the amount of loan outstanding was $543,144. In 2006, the bank loan was repaid.


4.   Inventory

     Inventory includes $399,272 (2005 - $10,419) of merchandise and $158,054 (2005 - $257,014) of raw materials.


5.   Loans Receivable

     Loans receivable are comprised of the following;

                                                               2006       2005
                                                               ----       ----

     Loan receivable #1                                     $  52,700   $     -
     Loan receivable #2                                       105,400         -
                                                            --------------------

                                                            $ 158,100   $     -
                                                            ====================

     Loan receivable #1 to a private Korean company is non-interest bearing and the maturity date has been extended to August of 2006. The loan is due on demand and secured by a personal guarantee and the shares of the chief executive officer of the indebted company.

     Loan receivable #2 to the chief executive officer of the indebted company per loan receivable #1 bears interest at 6% per annum, and is due on demand. The loan is secured by 100% of the shares of a new private company incorporated in March 2006.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


6.   Income Taxes

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are
     16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,366,728 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

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

     The Company has deferred income tax assets as follows:

                                                           2006          2005
                                                           ----          ----

       Deferred income tax assets
           Research and development expenses amortized
            over 5 years for tax purposes              $   258,646      214,829
         Other timing differences                          (53,810)     154,439
         Net operating loss carryforwards                1,999,849      726,928
                                                       -------------------------

                                                         2,204,685    1,096,196
         Valuation Allowance                               657,039            -
                                                       -------------------------
                                                       $ 1,547,646    1,096,196
                                                       =========================

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


7.   Investments

     Investments represent 500,000 shares, 20% ownership in a private Korean company. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee. Unrealized holding loss in investment has been excluded from earnings and reported as a separate component of stockholders' equity.


8.   Investments in Available for Sale Securities

                                                                2006      2005
                                                                ----      ----

     Stock #1                                                  15,843    48,495
     Other miscellaneous                                        1,134       257
                                                             -------------------
                                                             $ 16,977  $ 48,752
                                                             ===================

     Stock #1 represents a minority interest in a private Korean company which is carried at cost.


9.   Equipment

     Equipment is comprised as follows:

                                                  2006                      2005
                                                  ----                      ----
                                           Accumulated               Accumulated
                                 Cost     Depreciation     Cost     Depreciation
                             ---------------------------------------------------

     Furniture and fixtures       71,416       36,941       44,768       26,538
     Equipment                   906,424      680,337      637,418      538,891
     Vehicles                     17,700        1,770       15,012       15,010
     Software                    732,205      498,804      710,830      361,167
                             ---------------------------------------------------

                             $ 1,727,745  $ 1,217,852  $ 1,408,028  $   941,606
                             ---------------------------------------------------

     Net carrying amount                  $   509,893               $   466,422
                                          ------------              ------------

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


10.  Loans Payable

                                                            2006        2005
                                                            ----        ----
                                       Current  Long-term   Total       Total
                                      ------------------------------------------

     Bank loan                        $      -  $      -  $      -  $ 1,878,870
     Promissory Note                    39,000         -    39,000       39,000
     Government loans                        -    38,019    38,019      100,188
     Discount of interest-free
      government loans                       -    (8,619)   (8,619)      (9,273)
     Vehicle Loan                        4,076     9,651    13,727            -
                                      ------------------------------------------

                                      $ 43,076  $ 39,051  $ 82,127  $ 2,008,785
                                      ==========================================

     Promissory Note
     The promissory note is non-interest bearing, unsecured, and due on demand.

     Government Loan
     The loan is non-interest bearing, unsecured, repayable in annual payments of $10,143 and matures in October 2009.

     Vehicle Loan
     The loan is interest bearing, secured by the vehicle as disclosed in note 9, and is repayable in 36 monthly installments of $331. The loan matures in December 2008.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


11.  Convertible Debentures

     Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

     The convertible debentures outstanding during the year were unsecured and non-interest bearing. The debenture holders had sixteen months from the date of their agreements (the conversion date) to convert their debentures into common stock of the company. Any balances outstanding after the conversion date are repayable twenty months after the conversion date (or thirty six months after the date of the agreements).

                              Conversion  Conversion
                                 Price       Date     Maturity date    Amount
                              --------------------------------------------------

     Convertible note #1      $   0.35     6/15/2007    12/15/2008  $   492,800
     Convertible notes #2         0.04     4/17/2007    10/17/2008      440,000
     Convertible notes #3         0.14     4/17/2007    10/17/2008    2,161,334
     Convertible note #4          0.35     5/17/2007    11/17/2008    5,759,057
                              --------------------------------------------------

                                                                      8,853,191
     Less: conversions as at June 30, 2006                            8,853,191
                                                                    ------------

     Total outstanding at June 30, 2006                             $         -
                                                                    ============

     The two convertible debentures outstanding at June 30, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


12.  Capital Stock

       Authorized
        300,000,000 common shares, par value $0.001 per share
                                                               2006      2005
                                                               ----      ----

       Issued
        87,179,896 common shares (2005 - 40,629,877)         $ 87,180  $ 40,630
                                                             ===================

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


12.  Capital Stock (cont'd)

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

          In April 2006, 500,000 common shares were issued for consulting services at the value of $90,000.

          In May 2006,  the  Company  issued  44,300,542  common  shares for the
          repayment  of  $8,853,191  of  the  convertible   debenture  including
          interest.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


12.  Capital Stock (cont'd)

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

     The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

     The following table summarizes the stock option activity during 2006 and 2005:

                                                              2006       2005
                                                              ----       ----

     Outstanding, beginning of year                          106,000    106,000
     Exercised                                                     -          -
     Cancelled                                                     -          -
                                                            --------------------
     Outstanding, end of year                                106,000    106,000

     Weighted average fair value of options granted during
      the year                                              $      -   $      -

     Weighted average exercise price of common stock
      options, beginning of year                            $   0.62   $   0.62
                                                            --------------------

     Weighted average exercise price of common stock options
      granted in the year                                   $      -   $      -
                                                            --------------------

     Weighted average exercise price of common stock
      options, end of year                                  $   0.67   $   0.67
                                                            --------------------

     Weighted average remaining contractual life of common
        stock options                                        1 years    2 years
                                                            --------------------

13.  Contingent Liabilities and Commitments

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

     b) The Company is committed to office spaces' leases obligations which expires in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                              2006                   $ 48,628
                              2007                      2,000
                                                     ---------

                                                     $ 50,628
                                                     =========

          Rent expenses paid in 2006 and 2005 were $ 73,367 and $47,560 respectively.

     c)   On September  14,  2004,  the Company  entered  into a Standby  Equity
          Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. No amount was outstanding as at June 30, 2006 ($550,000-2005).

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

RESULTS OF OPERATIONS
---------------------

Six months period ended June 30, 2006 compared to the six months ended June 30, 2005

                                                                     (Unit: USD)
--------------------------------------------------------------------------------
                                                   6/30/2006          6/30/2005
--------------------------------------------------------------------------------
Revenue                                            3,580,714            545,973
--------------------------------------------------------------------------------
Cost of sales                                      3,363,304            353,768
--------------------------------------------------------------------------------
Gross Profit                                         217,410            192,205
--------------------------------------------------------------------------------
Expenses                                           1,071,630          1,003,388
--------------------------------------------------------------------------------
Operating (Loss)                                    (854,220)          (811,183)
--------------------------------------------------------------------------------
Loss Before Income Taxes                            (787,764)        (1,061,708)
--------------------------------------------------------------------------------

     The first six months of 2006 and 2005 revenues totaled approximately $3.58 million and approximately $0.55 million, respectively, which reflects an increase of approximately of $3.03 million. The main reason for the increase in revenue for the first six months of 2006, as compared to the six months of 2005, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. The company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first six months of 2006. In addition approximately $0.25 million of the revenue generated during the first six months of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. Another primary generator of revenue of approximately $
0.70 million during the second quarter of 2006 is derived from Shinhan Bank for the supply of a Proxy Server solution. In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

     The increase in cost of sales and gross margins for the first six months of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in revenue.

     Total  expenses  for  the  first  six  months  of  2006  and  2005  totaled approximately $1.07 million and approximately $1 million, respectively, resulting in an increase of 6.8%. The increase in expenses was primarily due to the increasing costs of consulting service in order to establish company's new vision and strategies and find a new business model for the most profitable future business model such as digital contents, component material, semiconductor industries and other business opportunities.

     The operating loss for the first six months of 2006 and 2005 totaled $0.85 million and $0.81 million respectively. Total loss before income taxes the first six months of 2006 and 2005 totaled $0.78 million and $1.06 million respectively.


Three months period ended June 30, 2006 compared to the three months ended June 30, 2005
                                                                     (Unit: USD)
--------------------------------------------------------------------------------
                                                   6/30/2006          6/30/2005
--------------------------------------------------------------------------------
Revenue                                            1,259,015            419,455
--------------------------------------------------------------------------------
Cost of sales                                      1,175,595            242,090
--------------------------------------------------------------------------------
Gross Profit                                          83,740            177,365
--------------------------------------------------------------------------------
Expenses                                             590,537            498,209
--------------------------------------------------------------------------------
Operating (Loss)                                    (506,797)          (320,844)
--------------------------------------------------------------------------------
Loss Before Income Taxes                            (511,028)          (437,979)
--------------------------------------------------------------------------------

     For the three months period ended June 30, 2006 and 2005 revenues totaled approximately $1.26 million and approximately $0.42 million, respectively, which reflects an increase of approximately of $0.84 million. The main reason for the increase in revenue was primarily attributed to the work with the Shinhan Bank for the supply of a Proxy Server solution.

     The increase in cost of sales for the three months period ended June 30 of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in merchandise sales.

     Total expenses for the three months period ended June 30, 2006 and 2005 totaled approximately $0.59 million and approximately $0.49 million, respectively, resulting in an increase of 18.5%. The increase in expenses was primarily due to the increasing costs of consulting service in order to establish the company's new vision and strategies and find a new business model.

     The operating loss for the three months period ended June 30, 2006 and 2005 totaled $0.51 million and $0.32 million respectively. Total loss before income taxes for the three months period ended June 30, 2006 and 2005 totaled $0.51 million and $0.43 million respectively.

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

     CinTel has selected "digital content with ITM" as a new target market and plans to launch an online game business in 2006 to help boost sales and secure growth within the company. In December 2005 we applied for a game server patent that will be used to manage traffic of online game servers. Our strategy for online gaming is not to develop online games but to enter the online game market by a potential acquisition of an online Korean game company. As CinTel positions itself as an Online game publisher CinTel plans to expand into China, Japan, other Asian countries, Europe and North America with additional licensing of qualified Korean online games.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2006, CinTel had cash and cash equivalents including short term investment totaling $1.39 million. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date this report was filed.


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

     Component material or Semiconductor along with digital contents such as online game might be new business item. Semiconductors are the basic blocks used to create an increasing variety of electronic products and system Improvements in semiconductor process and design technologies continue to result in ever smaller, more complex and more reliable devices at a lower cost per function. As performance has increased and size and costs have decreased, semiconductors have become common components in products used in everyday life, including personal computers, telecommunications systems, wireless handheld devices, automotive products, industrial automation and control systems and security applications.

     According to IC Insights, the percentage of semiconductor content in electronic equipment increased from approximately 11 percent in 1989 to approximately 21 percent in 2004. Nevertheless, the market for semiconductors has historically been volatile. Supply and demand have fluctuated cyclically and have caused pronounced fluctuations in prices and margins. Following a severe downturn in 2001, the industry experienced a further period of low demand and ongoing worldwide overcapacity during 2002. In 2003 and in particular in 2004, the semiconductor market showed stronger performance. During our 2005 financial year, global semiconductor market growth slowed significantly.


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

                                             CINTEL CORP.


     Dated: August 16, 2006                  By: /s/ Sang Don Kim
                                                 -------------------------------
                                                 Sang Don Kim
                                                 Chief Executive Officer

     Dated: August 16, 2006                  By: /s/ Kyo Jin Kang
                                                 -------------------------------
                                                 Kyo Jin Kang
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer