Form 10-Q
period 2006-11-20
CINTEL CORP
filed 2006-11-20
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    FOR THE TRANSITION PERIOD FROM __________ TO __________

             COMMISSION FILE NUMBER ________________________________

                                  CINTEL CORP.
                                  ------------
              (Exact name of small business issuer in its charter)


                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   52-2360156
                      (I.R.S. Employer Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November ____, 2006, the issuer had ______ outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]



                                TABLE OF CONTENTS

                                                                                  Page
                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.............................................    2
Item 2.       Management's Discussion and Analysis or Plan of Operation........   21
Item 3.       Controls and Procedures..........................................   25

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings................................................   25
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds......   25
Item 3.       Defaults Upon Senior Securities..................................   25
Item 4.       Submission of Matters to a Vote of Security Holders..............   25
Item 5.       Other Information................................................   25
Item 6.       Exhibits.........................................................   25

SIGNATURES.....................................................................   28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements





                        CINTEL CORP. AND THE SUBSIDIARY

                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   UNAUDITED







                                                               CONTENTS

Report of Independent Registered Public Accounting Firm                                                           1

Consolidated Interim Balance Sheets                                                                               2

Consolidated Interim Statement of Operations and Comprehensive Loss -Nine months ended                            3

Consolidated Interim Statement of Operations and Comprehensive Income -Three months ended                         4

Consolidated Interim Statement of Stockholders' Equity                                                            5

Consolidated Interim Statement of Cash Flows                                                                      6

Notes to Consolidated Interim Financial Statements                                                           7 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Cintel Corp. and the Subsidiary

     We have reviewed the accompanying consolidated interim balance sheets of Cintel Corp. and the Subsidiary (the "Company") as of September 30, 2006 and 2005 and the related consolidated interim statements of operations and comprehensive loss, stockholders' equity, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




                                   "SF PARTNERSHIP, LLP"




Toronto, Canada                    CHARTERED ACCOUNTANTS
November 13, 2006

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Balance Sheets
September 30, 2006 and 2005
Unaudited


                                                                                        2006               2005
                                                                                 ----------------   --------------
                                                                ASSETS
Current Assets
    Cash and cash equivalents (note 3)                                           $      1,333,510   $      143,192
    Accounts receivable (net of allowance for doubtful
      accounts of $1,117,530; 2005 - $1,013,918)                                          616,894          684,175
    Inventory (note 4)                                                                    581,384          212,399
    Prepaid and sundry assets                                                             889,813          200,035
    Loans receivable                                                                     -                   9,635
    Deferred taxes (note 5)                                                              -                 202,024
                                                                                 ---------------------------------

Total Current Assets                                                                    3,421,601        1,451,460
Deferred Taxes (note 5)                                                                  -                 947,365
Investments (note 6)                                                                    1,926,404         -
Investments in Available for Sale Securities (note 7)                                      17,025           48,204
Equipment, net (note 8)                                                                   449,066          411,860
                                                                                 ---------------------------------

Total Assets                                                                     $      5,814,096   $    2,858,889
                                                                                 ---------------------------------

                                                              LIABILITIES
Current Liabilities
    Accounts payable                                                             $        447,092   $    1,217,945
    Shareholder loan                                                                     -                 179,902
    Customer deposits                                                                    -                 191,800
    Loans payable - current (note 9)                                                       53,509        1,430,542
                                                                                 ---------------------------------

Total Current Liabilities                                                                 500,601        3,020,189
Accrued Severance (note 10)                                                                87,503           63,985
Loans Payable (note 9)                                                                     32,067          509,484
Convertible Debentures (note 11)                                                         -                  30,000
                                                                                 ---------------------------------
Total Liabilities                                                                         620,171        3,623,658
                                                                                 ---------------------------------
Commitments and Contingencies (note 13)                                                  -                 -

                                                         STOCKHOLDERS' EQUITY
Capital Stock (note 12)                                                                    87,619           41,834
   Authorized
       300,000,000 common shares, par value $0.001 per share
 Issued
       87,619,896 common shares (41,834,102 in 2005)
Additional Paid-in Capital                                                             14,319,408        5,277,110
Treasury Stock                                                                             (5,630)        (105,185)
Cumulative Other Comprehensive (Loss) Income                                             (207,510)          45,241
Accumulated Deficit                                                                    (8,999,962)      (6,023,769)
                                                                                 ---------------------------------
Total Stockholders' Equity (Deficit)                                                    5,193,925         (764,769)
                                                                                 ---------------------------------
Total Liabilities and Stockholders' Equity                                       $      5,814,096  $     2,858,889
                                                                                 =================================

 (The accompanying notes to the financial statements are an integral part of these statements.)

                                      - 2 -

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Loss Nine Months Ended September 30, 2006 and 2005
Unaudited

                                                                                            2006              2005
                                                                                 ----------------   --------------
Revenue
    Merchandise                                                                  $      3,980,325   $      957,125
    Finished goods                                                                         76,680          264,392
    Services                                                                               66,018           29,396
                                                                                 ---------------------------------
                                                                                        4,123,023        1,250,913
                                                                                 ---------------------------------
Cost of Sales
    Merchandise                                                                         3,795,287          833,462
    Finished goods                                                                         51,538          170,188
                                                                                 ---------------------------------
                                                                                        3,846,825        1,003,650
                                                                                 ---------------------------------
Gross Profit                                                                              276,198          247,263
                                                                                 ---------------------------------
Expenses
    Salaries and employee benefits                                                        516,423          378,411
    Professional fees                                                                     454,436          222,087
    Office and general                                                                    291,196          413,590
    Travel                                                                                185,190          165,099
    Research and development                                                               18,940         -
    Taxes and dues                                                                            595           52,426
    Depreciation                                                                          170,908          163,521
                                                                                 ---------------------------------
                                                                                        1,637,688        1,395,134
                                                                                 ---------------------------------
Loss from Operations                                                                  (1,361,490)      (1,147,871)
                                                                                 ---------------------------------
Other Income (Expense)
    Interest income                                                                        46,714            7,594
    Other income                                                                          106,261         -
    Foreign exchange                                                                      (7,577)         -
    Interest expense                                                                      (27,636)        (209,541)
    Amortization of deferred financing fees                                               (90,000)        (120,000)
    Share of income from equity investment (note 6)                                        16,303         -
                                                                                 ---------------------------------
Total Other Income (Expense)                                                               44,065         (321,947)
                                                                                 ---------------------------------
Loss Before Income Taxes                                                               (1,317,425)      (1,469,818)
                                                                                 ---------------------------------
    Current                                                                                52,373         -

    Deferred income taxes recoverable                                                   -                (235,181)
                                                                                 ---------------------------------
                                                                                           52,373          235,181
                                                                                 ---------------------------------
Net Loss                                                                               (1,369,798)      (1,234,637)

    Foreign currency translation adjustment                                               391,287           21,415
    Unrealized loss on investment (note 6)                                              (720,536)         -
                                                                                 ---------------------------------
Total Comprehensive Loss                                                         $    (1,699,047)   $   (1,213,222)
                                                                                 =================================
Basic and Diluted Loss per Share                                                 $          (0.02)  $        (0.04)
                                                                                 ---------------------------------
Basic and Diluted Weighted Average Number of Shares
  Outstanding during the period                                                        62,512,395       32,323,055


(The accompanying notes to the financial statements are an integral part of these statements.)

                                     - 3 -

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Income Three Months Ended September 30, 2006 and 2005
Unaudited


                                                                                            2006              2005
                                                                                 ----------------   --------------
Revenue
    Merchandise                                                                  $        525,242   $      630,499
    Finished goods                                                                            199           66,689
    Services                                                                               16,868            7,752
                                                                                 ---------------------------------
                                                                                          542,309          704,940
                                                                                 ---------------------------------
Cost of Sales
    Merchandise                                                                           483,387          556,063
    Finished goods                                                                            134           93,819
                                                                                 ---------------------------------
                                                                                          483,521          649,882
                                                                                 ---------------------------------
Gross Profit                                                                               58,788           55,058
                                                                                 ---------------------------------
Expenses
    Salaries and employee benefits                                                        173,761           93,051
    Professional fees                                                                     141,409           26,711
    Office and general                                                                    103,617          205,440
    Travel                                                                                 84,908           12,829
    Taxes and dues                                                                            322            2,831
    Research and development                                                                   49         -
    Depreciation                                                                           61,992           50,884
                                                                                 ---------------------------------
                                                                                          566,058          391,746
                                                                                 ---------------------------------
Operating Loss                                                                          (507,270)        (336,688)
                                                                                 ---------------------------------
Other Income (Expense)
    Interest income                                                                         9,760            1,336
    Foreign exchange                                                                        2,955         -
    Interest expense                                                                      (5,149)         (42,758)
    Amortization of deferred financing fees                                              (30,000)         (30,000)
    Share of income from equity investment (note 6)                                            43         -
                                                                                 ---------------------------------
Total Other Income (Expense)                                                             (22,391)           71,422
                                                                                 ---------------------------------
Loss Before Income Taxes                                                                (529,661)        (408,110)
                                                                                 ---------------------------------
    Current                                                                                 8,316         -
    Deferred income taxes (recoverable) expense                                           244,667           65,308
                                                                                 ---------------------------------
                                                                                          252,983           65,308
                                                                                 ---------------------------------
Net Loss                                                                                (782,644)        (342,802)
    Foreign currency translation adjustment                                              (87,270)           10,858
                                                                                 ---------------------------------
Total Comprehensive Income                                                       $       (77,728)   $       10,858
                                                                                 ---------------------------------
Basic and Diluted Loss per Share                                                 $         (0.01)   $        (0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding
   during the period                                                                   87,594,963       41,240,272



 (The accompanying notes to the financial statements are an integral part of these statements.)

                                      - 4 -

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Stockholders' Equity
Nine Months Ended September 30, 2006 and 2005
Unaudited



CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Stockholders' Equity
Nine Months Ended September 30, 2006 and 2005
Unaudited


                                                                                       Cumulative
                                                               Additional              Other                           Total
                                     Number of     Capital     Paid-in   Treasury      Comprehensive  Accumulated   Stockholders'
                                          Shares    Stock      Capital      Stock      Income(Loss)   Deficit          Equity
                                     -------------------------------------------------------------------------------------------
Balance, January 1, 2005              23,409,800   $23,410   $ 4,573,535   $    --      $  23,826    $(4,789,132)   $  (168,361)
Common stock issued for
  consulting services -
 March 31, 2005                          640,000       640        63,860        --           --             --           64,500
Common stock issued for
  consulting services -
 June 30, 2005                         1,350,000     1,350        51,151        --           --             --           52,501
Common stock issued for
 consulting services -
 September 30, 2005                      500,000       500        14,500        --           --             --           15,000
Common stock issued as
 repayment of promissory note         11,987,320    11,987       368,011        --           --             --          379,998
Conversion of convertible
 debenture into common stock           3,946,982     3,947       206,053        --           --             --          210,000
Repurchase of employees' stock              --        --            --      (105,185)        --             --         (105,185)
Foreign currency
 translation adjustment                     --        --            --          --         21,415           --           21,415
Net loss for the period                     --        --            --          --           --       (1,234,637)    (1,234,637)
                                     --------------------------------------------------------------------------------------------
Balance, September 30, 2005           41,834,102   $41,834   $ 5,277,110   $(105,185)   $  45,241    $(6,023,769)   $  (764,769)
                                     ============================================================================================



Balance, January 1, 2006              42,379,354   $42,379   $ 5,351,058   $  (5,630)   $ 121,739    $(7,630,164)   $(2,120,618)
Unrealized loss on
 investment (note 6)                        --        --            --          --       (720,536)          --         (720,536)
Common stock issued for
 consulting services  - April, 2006      500,000       500        89,500        --           --             --           90,000
Conversion of
 convertible debenture
 into common stock  (note 12)         44,300,542    44,300     8,808,890        --           --             --        8,853,190
Common stock issued for
 consulting services - July, 2006        440,000       440        69,960        --           --             --           70,400
Foreign currency
 translation adjustment                     --        --            --          --        391,287           --          391,287
Net loss for the period                     --        --            --          --           --       (1,369,798)    (1,369,798)
                                     --------------------------------------------------------------------------------------------
Balance, September 30, 2006           87,619,896   $87,619   $14,319,408   $  (5,630)   $(207,510)   $(8,999,962)   $ 5,193,925
                                     ============================================================================================


 (The accompanying notes to the financial statements are an integral part of these statements.)



CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Unaudited

                                                                                             2006             2005
                                                                                 ----------------    --------------
Cash Flows from Operating Activities
    Net loss
    Items not affecting cash:                                                    $    (1,369,798)    $  (1,234,637)
      Depreciation                                                                        170,908          163,521
    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of financing fees                                                       90,000          120,000
      Common stock issued for consulting services                                         131,600          131,999
      Share of income from equity investment                                               16,303         -
    Changes in non-cash working capital
      Accounts receivable                                                                 467,535         (99,091)
      Inventory                                                                         (101,588)           81,325
      Prepaid and sundry assets                                                         (339,408)           85,190
      Deferred taxes                                                                     -               (235,181)
      Accounts payable                                                                  (782,554)          412,935
      Accrued severance                                                                    13,354         (58,026)
                                                                                 ---------------------------------
Net Cash Flows Used in Operating Activities                                            (1,703,648)        (631,965)
                                                                                 ---------------------------------
Cash Flows from Investing Activities
    Investments in available for sale securities                                          106,156         -
    Loans receivable                                                                     -                 (9,849)
    Acquisition of equipment, net                                                         (2,400)         (14,006)
                                                                                 ---------------------------------
Net Cash Flows Provided by  (Used in) Investing Activities                                103,756         (23,855)
                                                                                 ---------------------------------
Cash Flows from Financing Activities
    Payments of deferred financing fees                                                  -               (240,000)
    Proceeds from convertible debenture - net                                            -                 240,000
    Repayment of promissory note - net                                                   -                  40,000
    Proceeds from common shares issued for repayment of convertible debenture           8,853,191         -
    Repayment of convertible debentures                                               (8,853,191)         -
    Repurchase of employees' stocks                                                      -               (105,185)
    Customer deposits                                                                    -                 196,064
    Loans payable                                                                       (638,883)          237,691
    Shareholder loan                                                                     -                 150,570
                                                                                 ---------------------------------
Net Cash Flows (Used in) Provided by Financing Activities                               (638,883)          519,140
                                                                                 ---------------------------------
Foreign Exchange on Cash and Cash Equivalents                                              82,836          (1,516)
                                                                                 ---------------------------------
Net Decrease in Cash and Cash Equivalents                                             (2,155,939)        (138,196)

Cash and Cash Equivalents - beginning of  period                                        3,489,449          281,387
                                                                                 =================================
Cash and Cash Equivalents - end of period                                        $      1,333,510    $     143,191
                                                                                 =================================
Supplementary Information for Consolidated Interim Statement of Cash Flows
   Interest and income taxes paid
   Interest paid                                                                 $         27,636    $     209,541
                                                                                 ---------------------------------
      Income taxes paid                                                          $         52,373    $           -





In April 2006, 500,000 common shares were issued for consulting services at the value of $90,000.

In May 2006, the Company issued 44,300,542 common shares for the repayment of $8,853,190 of the convertible debenture including interest.

In July 2006, 440,000 common shares were issued for consulting services at the value of $70,340.


 (The accompanying notes to the financial statements are an integral part of these statements.)

                                      - 6 -

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



1.    Operations and Business

Cintel Corp. and the Subsidiary, ("the Company"), was incorporated in the state of Nevada on August 16, 1996 and on April 24, 2001 changed its name from Great Energy Corporation International to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

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

      b)    Basis of Consolidation

     The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company, as such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

      c)    Unit of Measurement

     The U.S. dollar has been used as the unit of measurement in these financial statements.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited


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

      e)    Revenue Recognition

     For revenue from sales of finished goods and merchandise, the Company recognizes revenues upon delivery, and when amount collectible can be reasonably determined. For maintenance revenue, revenue is recognized when the service is rendered and when amount collectible can be reasonably determined.

      f)    Cash and Cash Equivalents

     Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date, are also included as cash equivalents.

      g)    Investments in Available for Sale Securities

     Investments in available for sale securities are recorded in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investments in available for sale securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable. Unrealized holding gains and losses from investments in available for sale securities are excluded from earnings and reported as a separate component of stockholders' equity.

      h)    Investments

     Investments subject to significant influence have been recorded using the equity method.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited


2.    Summary of Significant Accounting Policies (cont'd)

      i)    Inventory

     Inventory is stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

     The cost of inventory is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used.

      j)    Equipment, net

     Equipment is stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over a period of 5 years.

      k)    Foreign Currency Translation

     The Company's functional currency is the Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in cumulative other comprehensive (loss) income.

     Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

      l)    Financial Instruments

     Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

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

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



2.    Summary of Significant Accounting Policies (cont'd)

      m)    Income Tax

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      n)    Earnings (Loss) per Share

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

      o)    Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance- Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

     The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

     Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited




2.    Summary of Significant Accounting Policies (cont'd)

      p)    Recent Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This
     Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
     Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

     In March  2006,  FASB issued SFAS No. 156,  "Accounting  for  Servicing  of
     Financial Assets which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

     In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109,
     "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited




2.    Summary of Significant Accounting Policies (cont'd)

      p)    Recent Accounting Pronouncements (cont'd)

     In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

     In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



3.    Cash and Cash Equivalents

     a) In 2005, the Company provided $134,260 as security for one of the bank loans as described in note 9. As at September 30, 2005, the amount of loan outstanding was $393,190. In 2006, the bank loan was repaid.


4.    Inventory

     Inventory includes $421,549 (2005 - $5,427) of merchandise and $159,835 (2005 - $206,972) of raw materials.


5.    Income Taxes

     Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5 percent on the first 100 million Korean won ($105,700) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the net operating losses available for tax purposes in the United States, as it is not more likely than not that they will be realized. Net operating losses available for tax purposes from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The Company has accumulated approximately $7,762,733 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

     Under SFAS No. 109, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expensed when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

      The Company has deferred income tax assets as follows:

                                                                                            2006              2005
                                                                                 ----------------   --------------
      Deferred Income Tax Assets
        Research and development expenses amortized
          over 5 years for tax purposes                                          $        265,671   $      214,829
        Other timing differences                                                         (55,272)          154,439
        Net operating loss carryforwards                                                2,194,563          726,928
                                                                                 ---------------------------------
                                                                                        2,404,962        1,096,196
        Valuation Allowance                                                             2,404,962         -
                                                                                 ---------------------------------
                                                                                 $       -         $     1,096,196
                                                                                 =================================

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



6.    Investments

     Investments represent 500,000 shares, which is a 20% ownership in a private Korean company.


7.    Investments in Available for Sale Securities

                                                                                            2006              2005
                                                                                 ----------------    -------------
      Stock #1                                                                   $         16,745    $      48,495
      Other miscellaneous                                                                     280              257
                                                                                 ---------------------------------
                                                                                 $         17,025    $      48,752
                                                                                 =================================


     Stock #1 represents a minority interest in a private Korean company which is carried at cost.


8.    Equipment, net

      Equipment is comprised as follows:

                                                                    2006                            2005
                                                             Accumulated                     Accumulated
                                                     Cost   Depreciation           Cost      Depreciation
                                              -----------------------------------------------------------
      Furniture and fixtures                  $     71,619  $     39,418       $    45,799   $   28,074
      Equipment                                    910,110       709,702           631,257      547,983
      Vehicle                                       17,750         2,663            14,843       14,841
      Software                                     733,304       531,934           696,737      385,878
                                              -----------------------------------------------------------
                                              $  1,732,783  $  1,283,717       $ 1,388,636   $  976,776
                                              -----------------------------------------------------------
      Net carrying amount                                   $    449,066                     $  411,860
                                                            ============

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited




9.    Loans Payable

                                                                                            2006              2005
                                                      Current         Long-term            Total             Total
                                                    ---------------------------------------------------------------
      Bank loan                                     $        -       $        -         $       -       $  968,590
      Promissory note                                   39,000                -            39,000           39,000
      Government loans                                  10,422           31,269            41,691           99,062
      Discount of interest-free government loans             -           (4,294)           (4,294)          (7,842)
      Vehicle loan                                       4,087            5,092             9,179                -
      Note payable #1                                        -                -                 -          479,500
      Note payable (#2, 3 & 4)                               -                -                 -          361,716
                                                    --------------------------------------------------------------
                                                    $   53,509       $   32,067         $  85,576       $1,940,026
                                                    ==============================================================


      Promissory Note
      The promissory note is non-interest bearing, unsecured, and due on demand.

      Government Loans

     The loans are non-interest bearing, unsecured, repayable in annual payments of $10,422 and mature in October 2009.

      Vehicle Loan

     The vehicle loan is non-interest bearing, secured by the vehicle as disclosed in note 8, and is repayable in 27 blended monthly installments of $340. The loan matures in December 2008.


      Future minimum annual payments are as follow;


        2006                                       53,509
        2007                                       14,502
        2008                                       11,434
        2009                                        6,131
                                          ----------------
        Balance - September 30, 2005      $        85,576
                                          ================

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

10.    Accrued Severance

     The Company's liability for severance pay is calculated pursuant to applicable labour laws in Korea. Severance payment will be the monthly average of the three most recent months' salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees.


11.   Convertible Debentures

     Pursuant to SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

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

                                                  Conversion        Conversion
                                                       Price              Date    Maturity date             Amount
                                               -------------------------------------------------------------------
      Convertible debenture #1                 $        0.35         6/15/2007       12/15/2008    $       492,800
      Convertible debenture #2                 $        0.04         4/17/2007       10/17/2008            440,000
      Convertible debenture #3                 $        0.14         4/17/2007       10/17/2008          2,161,334
      Convertible debenture #4                 $        0.35         5/17/2007       11/17/2008          5,759,057
                                               -------------------------------------------------------------------
                                                                                                         8,853,191
      Less: conversions as at September 30, 2006                                                         8,853,191
                                                                                                   ---------------
      Total outstanding at at September 30, 2006                                                   $         -
                                                                                                   ===============




     The convertible debenture outstanding at September 30, 2005 had an annual coupon rate of 5%. The convertible debenture was repaid in 2005.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



12.   Capital Stock

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

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



12.   Capital Stock  (cont'd)

     In September 2005, 500,000 common shares were issued for consulting services at the value of $15,000.

     In October 2005, 400,000 common shares were issued for consulting services at the value of $36,000.

     In December 2005, the Company issued 145,252 common shares for the repayment of $38,492 of the convertible debenture including interest.

     The balance of shares held in escrow at March 30, 2006 of 10,837,180 common shares was returned to the Company.

     In April 2006, 500,000 common shares were issued for consulting services at the value of $90,000.

     In May 2006, the Company issued 44,300,542 common shares for the repayment of $8,853,190 of the convertible debenture including interest.

     In July 2006, 440,000 common shares were issued for consulting services at the value of $70,340.

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

                      Interest rate            6.5%              6.5%
                      Expected volatility       70%               70%
                      Expected life in years      6                 6
                      Expected dividend rate      -                 -

     In 1999, the Board of Directors of Cintel Korea adopted an option plan to allow employees to purchase common shares of Cintel Korea.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited





12.   Capital Stock  (cont'd)

      Stock Warrants and Options (cont'd)

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

     The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the nine month periods ended September 30, 2006 and 2005.

     The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

     The following table summarizes the stock option activity during the nine month periods in 2006 and 2005:


                                                                                      2006              2005
                                                                               -----------         ----------
      Outstanding, beginning of period                                         $   106,000         $ 106,000
      Exercised                                                                          -                 -
      Cancelled                                                                          -                 -
      Forfeited                                                                          -                 -
                                                                               ------------------------------
      Outstanding, end of period                                               $   106,000          $106,000
                                                                               ==============================
      Weighted average fair value of options granted during the period         $         -         $       -
                                                                               ==============================
      Weighted average exercise price of common stock options,
        beginning of period                                                    $      0.62             $0.62
                                                                               ==============================
      Weighted average exercise price of common stock options granted in the
        period                                                                 $         -         $       -
                                                                               ==============================
      Weighted average exercise price of common stock options, end of period   $      0.67         $    0.67
                                                                               ==============================
      Weighted average remaining contractual life of common stock options           1 year           2 years
                                                                               ==============================

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited



13.   Commitments and Contingencies

     The Company entered into a contract with iMimic Networking, Inc. for the use of the iMimic solution within Korea starting November 17, 2000. For the use of this solution, the Company paid $70,000 as an upfront payment and pays a $640 royalty for each product sold that uses the iMimic solution. The Company is also required to pay an annual royalty fee of $10,000. The contract has no fixed termination date.

     The Company is committed to office spaces' lease obligations which expire in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                              2006        $         24,683
                              2007                   2,000
                                          ----------------
                                          $         26,683
                                          ================


14.   Subsequent Events

     On October 24, 2006, the Company completed financing in an aggregate of $15,284,295 principal amount in convertible bonds. The convertible bonds do not bear interest if converted into shares of the Company's common stock. If convertible bonds are not converted, then the Company shall pay interest at the rate of 8% per annum provided that PSTS generates total revenues of $65,800,000 and ordinary profit of $6,800,000 in 2007 and total revenue of $95,400,000 and ordinary profit of $10,600,000 in 2008. If the foregoing milestones are not achieved, interest shall be calculated at 10% per annum. Interest shall be due and payable in cash on the maturity date of October 30, 2011. The convertible bonds are convertible into the Company's common stock at any time after issuance through the date that is one month prior to the maturity date, at a conversion price $0.50 per share.

     On October 24, 2006, the Company entered into a Stock Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean corporation, for the acquisition of 51% of the total equity interest of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for a purchase price of $16,500,000 which was paid from the proceeds of the convertible bond financing.

     PSTS is a limited liability company organized in the People's Republic of China with its principal offices in Wujiang, Jiangsu. PSTS was founded by STS in China in 2004 by acquiring certain parts of the packaging production lines from Samsung Electronics Corporation's China plant. PSTS began mass production in 2005 and its main customers are Samsung Electronics and Hynix, two of the largest semiconductor manufacturers in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

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

OVERVIEW

     Management anticipates CinTel Corp will gain access into other related businesses in addition to its current focus on the ITM (Internet Traffic management) market with its long term goal of expansion into new advanced technology sectors related to manufacturing of semiconductor components and wireless processes. CinTel Corp is now shifting from its core business of ITM, an increasingly competitive market due to changes in technologies and solution, to one of the fastest growing markets in the technology realm. CinTel will continue to expand its business into a high growth and profitable market with the long term growth strategy of consolidation of various companies in the semiconductor manufacturing sector. Management believes acquisition of several profitable semiconductor companies will ensure that CinTel's stream of profits will grow exponentially in the near future.

     The Company can expect to show significant revenue results in the next year with its enterprise level customers in the ITM sector and established customers in its new semiconductor industry sectors. In accordance with the directive of the Company's Board of Directors, management will use the balance of fiscal year 2006 to expand its products and markets. The Company is also taking steps to establish several business partnerships in the United States. Additionally, the Company plans to study other markets for entry where management believes the Company will be able to leverage its distribution channels and product strengths.



RESULTS OF OPERATIONS

Nine months period ended Sep 30, 2006 compared to the nine months ended Sep 30, 2005 (Unit: USD)
-------------------------------------------------------------
                              9/30/2006       9/30/2005
-------------------------------------------------------------
Revenue                       4,123,023       1,250,913
-------------------------------------------------------------
Cost of sales                 3,846,825       1,003,650
-------------------------------------------------------------
Gross Profit                    276,198         247,263
-------------------------------------------------------------
Expenses                      1,637,688       1,395,133
-------------------------------------------------------------
Operating (Loss)             (1,361,490)     (1,147,870)
-------------------------------------------------------------
Loss Before Income Taxes     (1,317,403)     (1,469,817)
-------------------------------------------------------------

     The first nine months of 2006 and 2005 revenues totaled approximately $4.12 million and approximately $1.25 million, respectively, which reflects an increase of approximately of $2.87 million. The main reason for the increase in revenue for the first nine months of 2006, as compared to the nine months of 2005, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. The company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first nine months of 2006. In addition approximately $0.45 million of the revenue generated during the first nine months of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. Approximately $ 0.70 million of revenue generated during the first nine months of 2006 is derived from Shinhan Bank for the supply of a Proxy Server solution. Approximately $0.5 million is derived from supply of LG Hitachi Backbone Switches to Enpia (Building backbone switching system for Online Stock Trading System). In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

     The increase in cost of sales and gross margins for the first nine months of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in revenue.

     Total  expenses  for the  first  nine  months  of  2006  and  2005  totaled approximately $1.63 million and approximately $1.39 million, respectively, resulting in an increase of 17.3%. In the 3rd quarter the company maintained extensive research into new business ventures. Expenses related to future business opportunity research continued to play a factor on profits but will give a good return on the expense in the near future with the expansion opportunities and revenues generated from our research. The company has also seen increases in accounting and legal consulting services related to acquisition preparation and execution in multiple countries.

     The operating loss for the first nine months of 2006 and 2005 totaled $1.36 million and $1.14 million respectively. Total loss before income taxes the first nine months of 2006 and 2005 totaled $1.31 million and $1.46 million respectively.


Three months period ended Sep 30, 2006 compared to the three months ended Sep 30, 2005 (Unit: USD)

-------------------------------------------------------------
                             9/30/2006         9/30/2005
-------------------------------------------------------------
Revenue                       542,309           704,940
-------------------------------------------------------------
Cost of sales                 483,521           649,882
-------------------------------------------------------------
Gross Profit                   58,788            55,058
-------------------------------------------------------------
Expenses                      566,058           391,745
-------------------------------------------------------------
Operating (Loss)             (507,270)         (336,687)
-------------------------------------------------------------
Loss Before Income Taxes     (529,639)         (408,109)
-------------------------------------------------------------

     For the three month  period  ending  September  30, 2006 and 2005  revenues totaled approximately $0.54 million and approximately $0.70 million, respectively, which reflect a decrease of approximately $0.16 million. The main reason for the decrease in revenue was primarily attributed to investment into our new business model and the company's new direction.

     The decrease in cost of sales for the three month period ending Sep. 30, 2006 compared to the same period in 2005 was primarily attributable to the relative decrease in revenue.

     Total expenses for the three months period ending Sep 30, 2006 and 2005 totaled approximately $0.56 million and approximately $0.39 million, respectively, resulting in an increase of 44.5%. Despite our decrease in revenues, the increase in expenses was primarily due to the increasing costs of consulting service in order to establish the company's new vision and strategies and establish a new business model.

              The operating loss for the three month period ending Sep 30, 2006 and 2005 totaled $0.50 million and $0.33 million respectively. Total loss before income taxes for the three month period ending Sep 30, 2006 and 2005 totaled $0.52 million and $0.40 million respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of Sep 30, 2006, CinTel had cash and cash-equivalents including short term investment totaling $1.33 million. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date this report was filed.


BUSINESS TRENDS

     Component material, semiconductors, semiconductor packaging and wireless processes are the planned new direction for CinTel Corp. Semiconductors are the basic blocks used to create an increasing variety of electronic products and system Improvements in semiconductor process and design technologies continue to result in ever smaller, more complex and more reliable devices at a lower cost per function. As performance has increased and size and costs have decreased, semiconductors have become common components in products used in everyday life, including personal computers, telecommunications systems, wireless handheld devices, automotive products, industrial automation and control systems and security applications. The fragile nature of semiconductors also requires considerable efforts in packaging and transport of the products and components.

     According to IC Insights, the percentage of semiconductor content in electronic equipment increased from approximately 11 percent in 1989 to approximately 21 percent in 2004. Nevertheless, the market for semiconductors has historically been volatile. Supply and demand have fluctuated cyclically and have caused pronounced fluctuations in prices and margins. Following a severe downturn in 2001, the industry experienced a further period of low demand and ongoing worldwide overcapacity during 2002. In 2003 and in particular in 2004, the semiconductor market showed stronger performance. During our 2005 financial year, global semiconductor market growth slowed significantly. However market trends indicate improved forecast and contracts secured at this point indicate a strong demand in the near future.

     The ITM market has stabilized but is still seeing some significant transformation from a pure caching appliance environment to a convergence of more enterprise network traffic and application management features such as SSL VPN, Application Acceleration (Web-enabled), WAN optimization, firewall and content security. CinTel must incorporate these functions into its current product line to better compete in the marketplace. With current and future partners CinTel may continue to expand its offerings and move from being a niche player to a total solution provider in the near future.


OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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


ITEM 3. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.                    Other Information.

                  Not applicable.

Item 6.                    Exhibits.

Exhibit
Number  Description
------  ------------------------------------------------------------------------

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

     10.2 Convertible Bonds Subscription Agreement between the Company and Axlon Corporation dated October 24, 2006 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

     10.3 Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

     10.4 Convertible Bonds Subscription Agreement between the Company and KTB China Optimum Fund dated October 24, 2006 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

     10.5 Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

     31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

                                          CINTEL CORP.


 Dated:     November 20, 2006  By:      /s/  Sang Don Kim
                                          -----------------------------------
                                          Sang Don Kim
                                          Chief Executive Officer

 Dated:     November 20, 2006   By:      /s/  Kyo Jin Kang
                                          -----------------------------------
                                          Kyo Jin Kang
                                          Principal Financial Officer and
                                          Principal Accounting Officer