Form 10QSB/A
period 2006-09-30
CINTEL CORP
filed 2006-11-22
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2006, the issuer had 89,619,896 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                Explanatory Note

This quarterly report on Form 10-QSB/A is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 (The "Original Form 10-QSB") to correct minor clerical errors in The Original Form 10-QSB, whic was originally filed with The Securities and Exchange Commission on November 20, 2006.



                                TABLE OF CONTENTS

                                                                                  Page
                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.............................................    3
Item 2.       Management's Discussion and Analysis or Plan of Operation........   22
Item 3.       Controls and Procedures..........................................   26

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings................................................   26
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds......   26
Item 3.       Defaults Upon Senior Securities..................................   26
Item 4.       Submission of Matters to a Vote of Security Holders..............   26
Item 5.       Other Information................................................   26
Item 6.       Exhibits.........................................................   26

SIGNATURES.....................................................................   29

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



RESULTS OF OPERATIONS

Nine months period ended Sep 30, 2006 compared to the nine months ended Sep 30, 2005 (Unit: USD)
-------------------------------------------------------------
                              9/30/2006       9/30/2005
-------------------------------------------------------------
Revenue                       4,123,023       1,250,913
-------------------------------------------------------------
Cost of sales                 3,846,825       1,003,650
-------------------------------------------------------------
Gross Profit                    276,198         247,263
-------------------------------------------------------------
Expenses                      1,637,688       1,395,133
-------------------------------------------------------------
Operating (Loss)             (1,361,490)     (1,147,870)
-------------------------------------------------------------
Loss Before Income Taxes     (1,317,425)     (1,469,817)
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


Three months period ended Sep 30, 2006 compared to the three months ended Sep 30, 2005 (Unit: USD)

-------------------------------------------------------------
                             9/30/2006         9/30/2005
-------------------------------------------------------------
Revenue                       542,309           704,940
-------------------------------------------------------------
Cost of sales                 483,521           649,882
-------------------------------------------------------------
Gross Profit                   58,788            55,058
-------------------------------------------------------------
Expenses                      566,058           391,745
-------------------------------------------------------------
Operating (Loss)             (507,270)         (336,687)
-------------------------------------------------------------
Loss Before Income Taxes     (529,661)         (408,109)
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

                                          CINTEL CORP.


 Dated:     November 22, 2006  By:      /s/  Sang Don Kim
                                          -----------------------------------
                                          Sang Don Kim
                                          Chief Executive Officer

 Dated:     November 22, 2006   By:      /s/  Kyo Jin Kang
                                          -----------------------------------
                                          Kyo Jin Kang
                                          Principal Financial Officer and
                                          Principal Accounting Officer