Form 10KSB/A
period 2005-12-31
CINTEL CORP
filed 2006-12-01
CIK 1191334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                   (Mark One)

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

  |_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER : 333-100046

                                  CINTEL CORP.


            NEVADA                                       52-2360156
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


          9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (502) 657-6077

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-KSB/A is being amended because upon further consideration, the Company determined that it was not, more likely than not, that deferred tax losses would be realized. The Company is revising the valuation allowance for the deferred tax asset accordingly.

We have not updated the information contained herein for events occurring subsequent to April 17, 2006, the filing date of the Original Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                         Page
                                     PART I

Item 1.       Description of Business.................................................................      3
Item 2.       Description of Property.................................................................      7
Item 3.       Legal Proceedings.......................................................................      8
Item 4.       Submission of Matters to a Vote of Security Holders.....................................      8

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters................................      8
Item 6.       Management's Discussion and Analysis or Plan of Operation...............................     10
Item 7.       Financial Statements....................................................................     13
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....     13
Item 8A.      Controls and Procedures.................................................................     13
Item 8B.      Other Information.......................................................................     14

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act...................................     14
Item 10.      Executive Compensation..................................................................     15
Item 11.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.....................................................     15
Item 12.      Certain Relationship and Related Transactions...........................................     17
Item 13.      Exhibits................................................................................     17
Item 14.      Principal Accountant Fees and Services..................................................     20


SIGNATURES............................................................................................     22

PART I

Item 1. Description of Business.

Background

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

Name of Distributor                URL                  Area of Distribution
---------------------------------  -------------------- ------------------------
Singapore & Suntze Communications
  Engineering Pte., Ltd.           www.suntze.com.sg    The Peoples Republic of
                                                         China
Canon System Solutions Co., Ltd    www.canon-sol.co.jp  Japan
Rikei Corporation                  www.rikei.co.jp      Japan
NetSys Pte., Ltd                   www.netsys.com.sg    Singapore

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

                        Cost         Cost
      Product         During 2005 During 2004               Description
-------------------- ------------ ----------- ----------------------------------------
                                              - caching performance improvement
                                              - development of content filtering
                                              - development of web U/I
                                              - development of NTLM authentication
                                              - adding API for the processing of
                                                uploading data
                                              - development of upload content
       iCache            $39,728    $291,361    filtering modules
-------------------- ------------ ----------- ----------------------------------------
                                              - porting to FreeBSD
                                              - porting to IBM AIX
                                              - development of v2.0.0 (distributed log
                                                analysis)
                                              - log filtering for faster search
                                              - development of new analysis report
  PacketCruz i2one            $0     $44,825    generation
-------------------- ------------ ----------- ----------------------------------------
                                              - developing a feature for network
                                                isolation
  PacketCruz iLog         $9,932    $112,062  - redevelopment for 2-tier architecture
-------------------- ------------ ----------- ----------------------------------------
                                              - research activities for online game
                                                server architecture
                                              - research activities for designing of
 Proxy for online                               proxy engine for online game server
        game             $49,660          $0  - applying for a patent
-------------------- ------------ ----------- ----------------------------------------


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

Registered Patents:

(1) "Load Balancer and Content Routing Method by Load Balancer" (Reg. No.:268838) valid through Nov. 7, 2018.
(2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022.
(3) "System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020.

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

                                               Fiscal 2006       Fiscal 2005        Fiscal 2004
                                            ----------------- ------------------ ------------------
Fiscal Quarter                                High     Low      High      Low      High      Low
------------------------------------------- -------- -------- --------  -------- -------- ---------
First Quarter Ended March 31                  $0.29    $0.14    $0.17     $0.02    $0.70     $0.10
Second Quarter Ended June 30                    ---      ---    $0.08     $0.02    $0.21     $0.07
Third Quarter Ended September 30                ---      ---    $0.05     $0.02    $0.13     $0.06
Fourth Quarter Ended December 31                ---      ---    $0.37     $0.03    $0.14     $0.02

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

                                                           (Unit: USD)

                                             12/31/2005    12/31/2004
                                             ----------    ----------
Revenue                                       2,208,460     1,525,503
Cost of sales                                 1,874,451     1,329,339
Gross Profit                                    334,009       196,164
Expenses                                      1,696,529     2,076,304
Operating (Loss)                             (1,362,520)   (1,880,140)
Loss Before Income Taxes                     (1,904,932)   (2,075,087)

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

Allowance for Credit Loss - The allowance for credit losses is management's estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed review of individual portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. When receivables are past due for a period exceeding 2 years, a 100% allowance for credit losses is established without an individual analysis of the customer. A 100% allowance for credit losses is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

On December 31, 2005, the allowance for credit losses was $1,048,068 of $2,071,528 in accounts receivables and on December 31, 2004, the allowance for credit losses was $970,421 of $1,565,712 of accounts receivables. The allowance for credit losses in 2005 saw an increase of $77,647 (8%) compared to 2004. The $970.421 allowance was established for credit losses as of December 31, 2004, for 100% credit losses of more than 2 years. The increasing of allowances for credit losses as of December 31, 2005 was primarily due to receivables which occurred in 2003. We established a 100% allowance for credit losses for the receivables of more than 2 years and for customers who have an impairment of capital assets, are discontinuing business operations or are suffering from bad cash flow and liquidity issues. The accounts receivables older than 2 years were incurred because of national economic issues in the Korean market with changing many management situations, with bankrupt companies and bad cash flow of many companies in Korea beginning in 2000. Our credit losses ratio is moderately high but we expect a decrease of credit losses ratio in future as most Korean companies have restructured to establish more stable organizations.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.
                                       11

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

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                         Compensation
                                                                       ------------------------------------------------
                                             Annual Compensation                  Awards                  Payouts
                                       ------------------------------- ---------------------------- -------------------


                                                                                        Securities
                                                              Other                      Under-                 All
                                                             Annual                      lying        LTIP     Other
          Name and                                           Compen-   Restricted Stock  Options/   Payouts   Compen-
      Principal Position        Year   Salary ($) Bonus ($) sation ($)  Award(s) ($)     SARs (#)      ($)   sation ($)
------------------------------  -----  ---------- --------- ---------- ---------------- ----------- -------- ----------
Sang Don Kim, President         2005     $72,000         0          0                0           0        0          0
     Chief Executive Officer    2004     $50,000         0          0                0           0        0          0
     and Director               2003     $50,000         0          0                0           0        0          0

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

                                                        Common Stock             Percentage of
Name of Beneficial Owners                               Beneficially Owned (1)     Common Stock (1)
------------------------------------------------------- ------------------------ ----------------------
Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea                                           5,088,617              12.0%

Equinox Partners Inc.
12FL., Anje Tower, 718-2
Yeoksam-Dong, Kangnam-Gu
Seoul, Korea                                                   2,817,000 (2)              6.2 %

Joo Chan Lee
Mokdong Apt. 1109Dong 1405Ho
Shinjeong-Dong, Yangcheon-Gu
Seoul, Korea                                                   3,200,000 (3)              7.0 %

Jun Ro Kim
#1609-1, Chambord APT 202 ho
Seocho dong, Seocho-Gu
Seoul, Korea                                                   3,450,000 (4)              7.5 %

Kei Wook Lee
#433, New Hyundai APT 108-1202
Apgujung-dong, Kangnam-Gu
Seoul, Korea                                                   2,254,143 (5)              5.1 %

KTB Network Co., Ltd.
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea                                       4,305,570 (6)             10.1 %

Sang Ho Han
13 Quediey Ct.
Eastern Beach Auckland, New Zealand                            3,450,000 (4)              7.5 %

Tai Bok Kim
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea                                                  19,400,000 (7)             31.4 %
------------------------------------------------------- ------------------------ ----------------------
All named executive officers                                       5,088,617              12.0%
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

Item 13. Exhibits.


Exhibit Number           Description
------------------       -------------------------------------------------------

2.1 Share Exchange Agreement, dated September 30, 2003, by and among the Company, Cintel Co., Ltd, and the shareholders of Cintel Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 30,
                         2003)

3.1 Articles of Incorporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)

3.2 Certificate of Amendment to Articles of Incorporation dated April 27, 2001 (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

3.3 Certificate of Amendment to Articles of Incorporation dated October 21, 2003 (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004)

3.4 Certificate of Amendment to Articles of Incorporation dated September 13, 2004 (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

3.5 Bylaws (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)

4.1 Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.2 $240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.3 Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.4 Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.5 Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.6 Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.7 Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.8 Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.9 Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.10 Convertible Note in the principal amount of $192,864 issued to Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.11 Convertible Note in the principal amount of $336,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.12 Convertible Note in the principal amount of $483,000 issued to Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.13 Convertible Note in the principal amount of $483,000 issued to Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.14 Convertible Note in the principal amount of $483,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.15 Convertible Note in the principal amount of $2,082,500 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.16 Convertible Note in the principal amount of $280,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.17 Convertible Note in the principal amount of $281,065 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.18 Convertible Note in the principal amount of $246,400 issued to JungMi Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.19 Convertible Note in the principal amount of $59,172 issued to Sung Min Chang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.20 Convertible Note in the principal amount of $246,400 issued to Eun Suk Shin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.21 Convertible Note in the principal amount of $492,800 issued to Overnet Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.22 Convertible Note in the principal amount of $98,620 issued to Yeun Jae Jo (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.23 Convertible Note in the principal amount of $985,950 issued to Equinox Partners Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
                         2005)

4.24 Convertible Note in the principal amount of $788,950 issued to Kei Wook Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.25 Convertible Note in the principal amount of $492,800 issued to SeokKyu Hong (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26 Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1 Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Sang Yon Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.2 Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.3 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.4 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.5 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
                         2005)

10.6 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
                         2005)

10.7 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.8 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.9 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.10 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
                         2005)

10.11 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
                         2005)

10.12 Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
                         2005)

10.13 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
                         2005)

10.14 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.15 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.16 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and JungMi Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
                         2005)

10.17 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sung Min Chang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.18 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Eun Suk Shin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.19 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Overnet Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.20 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Yeun Jae Jo (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
                         2005)

10.21 Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Equinox Partners Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.22 Securities Purchase Agreement dated December 16, 2005 by and among Cintel Corp. and Kei Wook Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.23 Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and SeokKyu Hong (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.24 Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and Moon Soo Park (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

14.1 Code of Ethics (Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006)

21.1 Subsidiaries (Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006)

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


                                          CINTEL CORP.


   Date: November 24, 2006          By:   /s/ Sang Don Kim
                                          --------------------------------------
                                          Sang Don Kim
                                          President, Chief Executive Officer
                                          and Director


   Date: November 24, 2006          By:   /s/ Kyo Jin Kang
                                          --------------------------------------
                                          Kyo Jin Kang
                                          Chief Financial Officer and
                                          Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                       Title                    Date
             ---------                       -----                    ----

/s/ Sang Don Kim                   President, Chief Executive  November 24, 2006
------------------------------        Officer and Director
Sang Don Kim

/s/ Kyo Jin Kang
------------------------------   Chief Financial Officer and   November 24, 2006
Kyo Jin Kang                    Principal Accounting Officer

/s/ Sang Yong Oh                          Director             November 24, 2006
------------------------------
Sang Yong Oh

/s/ Kwang Hee Lee                         Director             November 24, 2006
------------------------------
Kwang Hee Lee

                                  CINTEL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004






                                    CONTENTS

Independent Auditors' Report                                      1

Consolidated Balance Sheets                                       2

Consolidated Statements of Operations                             3

Consolidated Statements of Stockholders' Equity                   4

Consolidated Statements of Cash Flows                             5

Notes to Consolidated Financial Statements                   6 - 18

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


                                               "SF Partnership, LLP"


Toronto, Canada                              CHARTERED ACCOUNTANTS
March 27, 2006 except as to note 14
which is as of November 13, 2006.

CINTEL CORP.
Consolidated Balance Sheets
December 31, 2005 and 2004

                                                                                    Restated
                                                                                       2005          2004
                                            ASSETS
Current
    Cash and cash equivalents (note 3)                                          $ 3,489,449   $   281,387
    Accounts receivable (net of allowance for doubtful accounts of $1,048,068;
          2004 - $970,421)                                                        1,023,460       595,291
    Inventory (note 4)                                                              448,575       296,857
    Prepaid and sundry assets                                                       364,113       165,521
    Deferred taxes (note 10,14)                                                           -       216,976
                                                                                -------------------------

                                                                                  5,325,597     1,556,032
Deferred Taxes (note 10,14)                                                               -       717,781
Equipment (note 5)                                                                  580,559       567,494
Investments (note 6)                                                              2,528,078        49,013
                                                                                -------------------------

                                                                                $ 8,434,234   $ 2,890,320
                                                                                =========================

                                         LIABILITIES
Current
    Accounts payable                                                            $   959,904   $   827,237
    Shareholder loan                                                                      -        33,153
    Loans payable - current (note 7)                                                651,994     1,705,027
    Convertible debentures (note 8)                                                       -       340,000
                                                                                -------------------------

                                                                                  1,611,898     2,905,417
Accrued Severance                                                                    69,356       122,777
Loans Payable (note 7)                                                               38,654        30,488
Convertible Debentures (note 8)                                                   8,853,191             -
                                                                                -------------------------

                                                                                 10,573,099     3,058,682
                                                                                =========================

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
    Authorized 300,000,000 common shares, par value $0.001 per share
    Issued      42,379,354 common shares (23,409,800 in 2004)                        42,379        23,409
Paid-in Capital                                                                   5,351,058     4,573,535
Treasury Stock                                                                       (5,630)            -
Accumulated Other Comprehensive Loss                                                103,492        23,826
Accumulated Deficit                                                              (7,630,164)   (4,789,132)
                                                                                -------------------------

                                                                                 (2,138,865)     (168,362)
                                                                                -------------------------

                                                                                $ 8,434,234   $ 2,890,320

       (The accompanied notes of the financial statements are an integral part of these statements.)


CINTEL CORP.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004


                                                       Restated
                                                         2005          2004
Revenue
    Merchandise                                     $ 1,594,311   $   854,926
    Finished goods                                      546,942       625,202
    Services                                             67,207        45,375
                                                    -------------------------

                                                      2,208,460     1,525,503
                                                    -------------------------

Cost of Sales
    Merchandise                                       1,459,216       832,336
    Finished goods                                      415,235       497,003
                                                    -------------------------

                                                      1,874,451     1,329,339
                                                    -------------------------

Gross Profit                                            334,009       196,164
                                                    -------------------------

Expenses
    Office and general                                  442,322       665,064
    Salaries and employee benefits                      374,866       454,766
    Professional fees                                   329,889       270,556
    Travel                                              206,878        70,244
    Depreciation                                        198,375       154,392
    Taxes and dues                                       44,879        13,034
    Research and development                             99,320       448,248
                                                    -------------------------

                                                      1,696,529     2,076,304
                                                    -------------------------

Operating Loss                                       (1,362,520)   (1,880,140)
                                                    -------------------------

Other
    Interest and other income                           (18,133)      (21,790)
    Foreign exchange                                      3,978         1,122
    Interest expense                                    309,279       215,615
    Amortization of deferred financing fees             150,000             -
    Employee benefit on repurchase of common stock       97,288             -
                                                    -------------------------

                                                        542,412       194,947
                                                    -------------------------

Loss Before Income Taxes                             (1,904,932)   (2,075,087)
    Deferred income taxes                               936,099      (303,831)
                                                    -------------------------

Net Loss                                            $(2,841,031)  $(1,771,256)
                                                    =========================

Basic Loss per Share                                $     (0.08)  $     (0.08)
                                                    =========================

Fully Diluted Loss per Share                        $     (0.08)  $     (0.08)
                                                    =========================

Weighted Average Number of Shares (note 9)           37,029,588    20,882,600
                                                    =========================

             (The accompanied notes of the financial statements are
                     an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004

                                                             Paid in             Accumulated
                                                          Capital in                   Other     Restated          Total
                                      Number of  Capital   Excess of  Treasury Comprehensive  Accumulated  Stockholders'
                                         Shares    Stock   Par value     Stock          Loss      Deficit         Equity
                                     -----------------------------------------------------------------------------------
Balance, January 1, 2004             20,314,300  $20,314  $4,427,330  $     -       (38,627) $(3,017,876)   $ 1,391,141
Common shares issued for consulting
 services                               920,000      920      88,380        -             -            -         89,300
Conversion of convertible debentures
 into common stock                    2,175,500    2,175      57,825        -             -            -         60,000
Foreign exchange on translation               -        -           -        -        62,453            -         62,453
Net loss                                      -        -           -        -             -   (1,771,256)    (1,771,256)
                                     -----------------------------------------------------------------------------------

Balance, December 31, 2004           23,409,800  $23,409  $4,573,535  $     -        23,826  $(4,789,132)   $  (168,362)
                                     ===================================================================================

Balance, January 1, 2005             23,409,800  $23,409  $4,573,535  $     -        23,826  $(4,789,132)   $  (168,362)
Common shares issued for consulting
 services -quarter ended March 31,
 2005                                   640,000      640      63,860        -             -            -         64,500
Common shares issued for consulting
 services -quarter ended June 30,
 2005                                 1,350,000    1,350      51,151        -             -            -         52,501
Common shares issued for consulting
 services -quarter ended September
 30, 2005                               500,000      500      14,500        -             -            -         15,000
Common shares issued for consulting
 services -quarter ended December
 31, 2005                               400,000      400      35,600        -             -            -         36,000
Conversion of convertible debenture
 into common stock                    4,092,234    4,092     244,400        -             -            -        248,492
Repurchase of employee's stocks               -        -           -   (5,630)            -            -         (5,630)
Conversion of convertible debenture
 into common stock (note 8)          11,987,320   11,988     368,012        -             -            -        380,000
Foreign exchange on translation               -        -           -        -        79,666            -         79,666
Net loss                                      -        -           -        -             -   (2,841,031)    (2,841,031)
                                     -----------------------------------------------------------------------------------

Balance, December 31, 2005           42,379,354  $42,379  $5,351,058  $(5,630)      103,492  $(7,630,164)   $(2,138,865)
                                     ===================================================================================

            (The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004
                                                                                        Restated
                                                                                            2005              2004
Cash Flows from Operating Activities
    Net loss                                                                     $    (2,841,031)     $ (1,771,256)
    Adjustments required to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                        233,612          257,298
      Amortization of deferred financing fees                                             190,868            7,078
      Common shares issued for consulting services                                        168,001           88,380
    Net Changes in Assets & Liabilities
      Accounts receivable                                                               (356,361)        1,937,334
      Inventory                                                                         (144,594)        (112,468)
      Prepaid and sundry assets                                                         (194,648)            1,445
      Deferred taxes                                                                      936,099        (303,701)
      Accounts payable                                                                    130,350        (855,711)
      Accrued severance                                                                  (54,632)         (12,520)
                                                                                ----------------------------------

                                                                                      (1,932,336)        (764,121)
                                                                                ----------------------------------

Cash Flows from Investing Activities
    Acquisition of investments                                                        (2,441,250)         -
    Acquisition of equipment                                                            (221,450)         (18,988)
                                                                                ----------------------------------


                                                                                      (2,662,700)         (18,988)
                                                                                ----------------------------------

Cash Flows from Financing Activities
    Repurchase of employee's stocks                                                       (5,630)         -
    Loans payable                                                                     (1,057,032)          144,250
    Proceeds from convertible debentures                                                9,053,191          300,988
    Repayment of convertible debentures                                                 (160,000)         -
    Shareholder loan                                                                     (33,201)           29,920
                                                                                ----------------------------------

                                                                                        7,797,328          475,158
                                                                                ----------------------------------

Foreign Exchange on Cash and Cash Equivalents                                               5,770           54,771
                                                                                ----------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    3,208,062        (253,180)

Cash and Cash Equivalents - beginning of  year                                            281,387          534,567
                                                                                ----------------------------------

Cash and Cash Equivalents - end of year                                          $      3,489,449  $       281,387
                                                                                ==================================

Interest and Income Taxes Paid:
    Interest paid                                                                $        268,411  $       252,444
                                                                                ==================================

    Income taxes paid                                                            $       -         $             -
                                                                                ==================================


Supplemental schedule of noncash financing activities
   Conversion of convertible debenture to common stock                           $        628,492  $        60,000
                                                                                ==================================


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


4.    Inventory

      Inventory includes $292,687 (2004 - $18,423) of merchandise and $155,888 (2004 - $278,434) of raw materials.


5.    Equipment

      Equipment is comprised as follows:

                                                              2005                               2004
                                                       Accumulated                        Accumulated
                                            Cost      Depreciation             Cost      Depreciation
                                 --------------------------------------------------------------------


      Furniture and fixtures     $         67,168  $        30,295      $     38,421     $     24,224
      Equipment                           848,147          601,952           638,797          502,174
      Vehicle                              16,647                -            15,093           15,091
      Software                            690,498          409,654           679,214          262,542
                                 --------------------------------------------------------------------


                                 $      1,622,460  $     1,041,901      $  1,371,525     $    804,031
                                 --------------------------------------------------------------------


      Net carrying amount                          $       580,559                       $    567,494
                                                   ---------------                       ------------

      Depreciation expenses included in general and administrative expense, costs of sales, and research and development expenses are $173,513 (2004- $132,444), $35,237 (2004 - $25,543), and $Nil (2004 - $47,796)
      respectively.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


6.    Investments Available for Sale

                                                                                        2005              2004

      Stock #1                                                                    $  2,478,250    $           -
      Stock #2                                                                          49,565           48,755
      Other miscellaneous                                                                  263              258
                                                                                  -----------------------------

                                                                                  $  2,528,078    $      49,013
                                                                                  =============================

      Stock #1 represents 500,000 shares, 20% ownership and major shareholder of a private Korean company which is carried at cost.

      Stock #2 represents a minority interest in a private Korean company which is carried at cost.


7.    Loans Payable
                                                                                         2005              2004
                                                      Current      Long-term            Total             Total
                                              ------------------------------------------------------------------



      Bank loan                               $        594,780    $      -        $    594,780    $   1,296,883
      Promissory Note                                   39,000           -              39,000           39,000
      Note payable                                      14,374           -              14,374          308,229
      Government loans                                       -      39,100              39,100          100,726
      Discount of interest-free
        government loans                                     -      (8,106)             (8,106)          (9,323)
      Vehicle Loan                                       3,840       7,660              11,500                -
                                              -----------------------------------------------------------------

                                              $        651,994    $ 38,654        $    690,648    $   1,735,515
                                              =================================================================

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

                                 Conversion        Conversion
                                      Price              Date    Maturity date             Amount
                              -------------------------------------------------------------------
      Convertible note #1     $        0.35         6/15/2007       12/15/2008    $       492,800
      Convertible notes #2             0.04         4/17/2007       10/17/2008            440,000
      Convertible notes #3             0.14         4/17/2007       10/17/2008          2,161,334
      Convertible notes #4             0.35         5/17/2007       11/17/2008          5,759,057
                              -------------------------------------------------------------------

      Total                                                                       $     8,853,191
                                                                                  ===============

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

        Issued
            42,379,354   common shares (2004 - 23,409,800)             $         42,378  $        23,409
                                                                       =================================

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

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

      The following table summarizes the stock option activity during 2005 and 2004:

                                                                                       2005       2004

      Outstanding, beginning of year                                                106,000    106,000
      Exercised                                                                           -          -
      Cancelled                                                                           -          -
                                                                                   -------------------

      Outstanding, end of year                                                      106,000    106,000
                                                                                   ===================

      Weighted average fair value of options granted during the year               $      -   $      -
                                                                                   ===================

      Weighted average exercise price of common stock options, beginning of year   $   0.62   $   0.62
                                                                                   ===================

      Weighted average exercise price of common stock options granted in the year  $      -   $      -
                                                                                   ===================

      Weighted average exercise price of common stock options, end of year         $   0.67   $   0.67
                                                                                   ===================

      Weighted average remaining contractual life of common stock options           2 years    3 years
                                                                                   ===================

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

10.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not more likely than not that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $ 6,797,082 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

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

      The Company has deferred income tax assets as follows:

                                                                                     Restated
                                                                                        2005        2004
      Deferred income tax assets
         Research and development expenses amortized over 5 years for tax purposes  $  249,157     246,836
       Other timing differences                                                        (51,836)    155,267
       Net operating loss carryforwards                                              1,681,864     649,665
                                                                                    ----------------------

                                                                                     1,879,185   1,051,768
       Valuation Allowance (note 14)                                                 1,879,185     117,011
                                                                                    ----------------------

                                                                                    $        -     934,757
                                                                                    ======================


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

      b) The Company is committed to office space lease obligations which expires from February to December 2006. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                              2006                  $         83,052
                                                    ----------------

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


14.   Restatement of the Previously Issued Consolidated Financial Statements

      On further consideration, the Company determined that it was not more likely than not that deferred tax losses would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax losses.

      The effects of this restatement are to increase the valuation allowance to $1,879,185 from $657,039 (note 10); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,222,146 (comprised of $10,453 current and $1,211,693 long term); and to decrease the deferred income taxes recoverable from $267,800 to an expense of $936,099 on the consolidated income statements.