Form 10QSB/A
period 2006-03-31
CINTEL CORP
filed 2006-12-01
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended because upon further consideration, the Company determined that it was not, more likely than not, that deferred tax losses would be realized. The Company is revising the valuation allowance for the deferred tax asset accordingly.


We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Form 10-QSB.

                                                                            Page
                         PART I - FINANCIAL INFORMATION                     ----

Item 1.   Financial Statements.............................................
Item 2.   Management's Discussion and Analysis or Plan of Operation........
Item 3.   Controls and Procedures..........................................

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......
Item 3.   Defaults Upon Senior Securities..................................
Item 4.   Submission of Matters to a Vote of Security Holders..............
Item 5.   Other Information................................................
Item 6.   Exhibits.........................................................

SIGNATURES.................................................................

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                                  CINTEL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets                                                 2

Consolidated Statement of Operations                                        3

Consolidated Statement of Stockholders' Equity                              4

Consolidated Statement of Cash Flows                                        5

Notes to Consolidated Financial Statements                             6 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
Cintel Corp.

     We have reviewed the accompanying consolidated balance sheet of Cintel Corp. and subsidiaries (the "Company") as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




                                                   "SF PARTNERSHIP, LLP"




Toronto, Canada                                    CHARTERED ACCOUNTANTS
May 10, 2006 except as to note 13
which is as of November 13, 2006.


CINTEL CORP.
Consolidated Balance Sheets
March 31, 2006 and 2005
                                                                                        Restated
                                                                                            2006              2005
                                                                                            ----              ----
                                     ASSETS
Current
    Cash and cash equivalents (note 3)                                           $      1,793,396  $       141,789
    Short term investment                                                                 291,427          -
    Accounts receivable (net of allowance for doubtful accounts of
      $1,087,980; 2003 - $972,014)                                                      3,340,302          326,192
    Inventory (note 4)                                                                    489,017          290,032
    Prepaid and sundry assets                                                             728,995          257,842
    Loans receivable (note 5)                                                             154,358          -
    Deferred taxes (note 6,13)                                                            -                213,470
                                                                                ----------------------------------

                                                                                        6,797,495        1,229,325
Deferred Financing Fees                                                                   -                 60,000
Deferred Taxes (note 6,13)                                                                -                799,875
Investments (note 7)                                                                    2,624,350           49,094
Equipment (note 8)                                                                        552,312          513,218
                                                                                ----------------------------------

                                                                                 $      9,974,157  $     2,651,512
                                                                                ----------------------------------

                                   LIABILITIES
Current
    Accounts payable                                                             $      2,532,863  $       873,359
    Convertible Debenture                                                                 -                320,000
    Loans payable - current (note 9)                                                      666,789        1,630,679
    Shareholder loan                                                                      -                114,079
                                                                                ----------------------------------

                                                                                        3,199,652        2,938,117
Accrued Severance                                                                          74,788          125,315
Loans Payable (note 9)                                                                     39,121           30,538
Convertible Debenture (note 10)                                                         8,853,191          -
                                                                                ----------------------------------

                                                                                       12,166,752        3,093,970
                                                                                ----------------------------------

                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 11)                                                                    42,379           30,324
Paid in Capital                                                                         5,351,058        4,941,120
Treasury Stock                                                                            (5,630)        (105,185)
Accumulated Other Comprehensive Income                                                    349,930           26,830
Accumulated Deficit                                                                   (7,930,332)      (5,335,547)
                                                                                ----------------------------------

                                                                                      (2,192,595)        (442,458)
                                                                                ----------------------------------

                                                                                 $      9,974,157  $     2,651,512
                                                                                ----------------------------------

APPROVED ON BEHALF OF THE BOARD

-------------------------------                -------------------------------

        Director                                          Director



      (The accompanying notes to the financial statements are an integral part of these statements)




CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended March 31, 2006 and 2005




                                                                                 Restated
                                                                                     2006              2005
                                                                                     ----              ----
Revenue
    Merchandise                                                           $      2,218,198  $       112,004
    Finished goods                                                                  75,469         -
    Services                                                                        28,032           14,514
                                                                         ----------------------------------

                                                                                 2,321,699          126,518
                                                                         ----------------------------------

Cost of Sales
    Merchandise                                                                  2,137,305          111,678
    Finished goods                                                                  50,724         -
                                                                         ----------------------------------

                                                                                 2,188,029          111,678
                                                                         ----------------------------------

Gross Profit                                                                       133,670           14,840
                                                                         ----------------------------------

Expenses
    Salaries and employee benefits                                                 182,911          148,252
    Professional fees                                                              100,667          124,351
    Office and general                                                              95,914           98,650
    Depreciation                                                                    51,414           55,750
    Travel                                                                          31,425           45,394
    Research and development                                                        18,641         -
    Taxes and dues                                                                     121           32,782
                                                                         ----------------------------------

                                                                                   481,093          505,179
                                                                         ----------------------------------

Operating Loss                                                                   (347,423)        (490,339)
                                                                         ----------------------------------

Other Expense (Income)
    Interest and other income                                                    (109,416)          (1,459)
    Foreign exchange                                                               (3,344)         -
    Interest expense                                                                12,073           74,849
    Amortization of deferred financing fees                                         30,000           60,000
                                                                         ----------------------------------

                                                                                  (70,687)          133,390
                                                                         ----------------------------------

Loss Before Income Taxes                                                         (276,736)        (623,729)
                                                                         ----------------------------------

    Current                                                                         23,432         -

    Deferred income taxes recoverable (note 13)                                  -                 (77,314)
                                                                         ----------------------------------

                                                                                    23,432         (77,314)
                                                                         ----------------------------------


Net Loss                                                                  $      (300,168)  $     (546,415)
                                                                         ----------------------------------



Basic Loss per Share                                                      $         (0.01)  $        (0.02)
                                                                         ----------------------------------

Fully Diluted Loss per Share                                              $         (0.01)  $        (0.02)
                                                                         ----------------------------------

Weighted Average Number of Shares (note 11)                                     42,379,354       27,692,499
                                                                         ----------------------------------

Fully Diluted Weighted Average Number of Shares (note 11)                       42,379,354       27,692,499
                                                                         ----------------------------------



      (The accompanying notes to the financial statements are an integral part of these statements)




CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2006 and 2005

                                                                   Paid in                 Accumulated
                                                                Capital in                       Other      Restated          Total
                                          Number of   Capital    Excess of     Treasury  Comprehensive   Accumulated  Stockholders'
                                             Shares     Stock    Par value        Stock           Loss       Deficit         Equity
                                      ----------------------------------------------------------------------------------------------
Balance, January 1, 2005                 23,409,800   $23,409   $4,573,535   $       -   $     23,826   $(4,789,132)  $   (168,362)
Common shares issued for consulting
  services                                  640,000       640       63,860           -              -             -         64,500
Conversion of convertible debentures
  into common stock                       4,369,744     4,370      165,630           -              -             -        170,000
Conversion of convertible debentures
  into common stock                       1,905,136     1,905      138,095           -              -             -        140,000
Repurchase of employees' stock                    -         -            -    (105,185)             -             -       (105,185)
Foreign exchange on translation                   -         -            -           -          3,004             -          3,004
Net loss                                          -         -            -           -              -      (546,415)      (546,415)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2005                  30,324,680   $30,324   $4,941,120   $(105,185)  $     26,830   $(5,335,547)  $   (442,458)
                                      ----------------------------------------------------------------------------------------------

Balance, January 1, 2006                 42,379,354   $42,379   $5,351,058   $  (5,630)  $    121,739   $(6,426,265)  $   (916,719)
Adjustment due to restatement (note 13)           -         -            -           -        (18,247)   (1,203,899)    (1,222,146)
                                      ----------------------------------------------------------------------------------------------
                                         42,379,354    42,379    5,351,058      (5,630)       103,492    (7,630,164)    (2,138,865)
Foreign exchange on translation                   -         -            -           -        246,438             -        246,438
Net loss                                          -         -            -           -              -      (300,168)      (300,168)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2006                  42,379,354   $42,379   $5,351,058   $  (5,630)  $    349,930   $(7,930,332)  $ (2,192,595)
                                      ----------------------------------------------------------------------------------------------


                    (The accompanying notes to the financial statements are an integral part of these statements)




CINTEL CORP.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005
                                                                                            2006              2005
                                                                                            ----              ----

Cash Flows from Operating Activities
    Net loss                                                                     $      (300,168)  $     (546,415)
    Adjustments for working capital and non-cash items:
      Depreciation                                                                         51,414           55,750
      Amortization of financing fees                                                       30,000           75,380
      Common stock issued for consulting services                                        -                  64,500
    Net Changes in Assets & Liabilities
      Accounts receivable                                                             (2,269,479)          272,019
      Inventory                                                                          (23,273)            7,337
      Prepaid and sundry assets                                                         (353,849)           12,605
      Deferred taxes                                                                     -                (77,314)
      Accounts payable                                                                  1,682,146           45,000
      Accrued severance                                                                     2,781            2,345
                                                                                ----------------------------------

                                                                                      (1,180,428)         (88,793)
                                                                                ----------------------------------

Cash Flows from Investing Activities
    Short term investments                                                              (290,354)         -
    Loans receivable                                                                    (153,789)         -
    Acquisition of equipment, net                                                         (1,244)            (356)
                                                                                ----------------------------------

                                                                                        (445,387)            (356)
                                                                                ----------------------------------

Cash Flows from Financing Activities
    Payments of deferred financing fees                                                  -               (240,000)
    Proceeds from loans payable                                                          -                (77,342)
    Proceeds from convertible debenture - net                                            -                (20,000)
    Advances from shareholder loan                                                       -                  81,144
    Proceeds from common shares issued for repayment of convertible
      debenture                                                                          -                 310,000
    Repurchase of employees' stocks                                                      -               (105,185)
    Loans payable                                                                         (9,517)         -
                                                                                ----------------------------------

                                                                                          (9,517)         (51,383)
                                                                                ----------------------------------

Foreign Exchange on Cash and Cash Equivalents                                            (60,721)              934
                                                                                ----------------------------------

Net Decrease in Cash and Cash Equivalents                                             (1,696,053)        (139,598)

Cash and Cash Equivalents - beginning of  year                                          3,489,449          281,387
                                                                                ----------------------------------

Cash and Cash Equivalents - end of year                                          $      1,793,396  $       141,789
                                                                                ----------------------------------

During the year, the company had cash flows arising
    from interest and income taxes paid as follows:
    Interest paid                                                                $         12,073  $        51,469
                                                                                ----------------------------------

    Income taxes paid                                                            $         23,432  $      -
                                                                                ----------------------------------

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


4.   Inventory

     Inventory includes $334,705 (2005 - $18,752) of merchandise and $154,312 (2005 - $271,280) of raw materials.


5.   Loans Receivable

     Loans receivable are comprised of the following;

                                                          2006              2005
                                                          ----              ----

     Loan receivable #1                               $    51,450     $   -
     Loan receivable #2                                   102,908         -
                                                      --------------------------

                                                      $   154,358     $   -
                                                      --------------------------


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

     The Company has deferred income tax assets as follows:

                                                           Restated
                                                               2006         2005
                                                               ----         ----

      Deferred income tax assets
             Research and development expenses amortized
             over 5 years for tax purposes                $  258,646     231,788
        Other timing differences                            (53,810)     155,522
        Net operating loss carryforwards                   1,799,654     838,868
                                                         -----------------------

                                                           2,004,490   1,226,178
        Valuation Allowance (note 13)                      2,004,490     212,833
                                                         -----------------------

                                                         $      -      1,013,345
                                                         -----------------------

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005





7.   Investments Available for Sale

                                                               2006         2005
                                                               ----         ----

     Stock #1                                           $  2,572,624  $   -
     Stock #2                                                 51,453      48,835
     Other miscellaneous                                         273         259
                                                        ------------------------
                                                        $  2,624,350  $   49,094
                                                        ------------------------


     Stock #1 represents 500,000 shares, 20% ownership in a private Korean company. As the financial statement of the investee are not readily available, income from the investment has not been recorded.

     Stock #2 represents a minority interest in a private Korean company which is carried at cost.


8.   Equipment

     Equipment is comprised as follows:

                                                              2006                               2005
                                                              ----                               ----
                                                       Accumulated                        Accumulated
                                            Cost      Depreciation             Cost      Depreciation
                                 --------------------------------------------------------------------
     Furniture and fixtures                69,725           33,757            38,484           25,494
     Equipment                            882,442          642,223           640,866          522,833
     Vehicles                              17,281              864            15,117           15,115
     Software                             715,833          456,125           674,467          292,274
                                 --------------------------------------------------------------------

                                  $     1,685,281  $     1,132,969    $    1,368,934       $  855,716
                                 --------------------------------------------------------------------

     Net carrying amount                           $       552,312                         $  513,218
                                                   ---------------                         ----------


CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005


9.   Loans Payable

                                                             2006         2005
                                                             ----         ----
                                    Current   Long-term     Total        Total
                                   --------------------------------------------
      Bank loan                    $617,430   $      -   $617,430   $1,220,875
      Promissory Note                39,000          -     39,000       39,000
      Note payable                    6,380          -      6,380      309,790
      Government loans                    -     40,589     40,589      100,891
      Discount of interest-free
      government loans                    -     (8,415)    (8,415)      (9,339)
      Vehicle Loan                    3,979      6,947     10,926            -
                                   --------------------------------------------

                                   $666,789   $ 39,121   $705,910   $1,661,217
                                   --------------------------------------------


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


                                                  Conversion        Conversion
                                                       Price              Date    Maturity date             Amount
                                            ----------------------------------------------------------------------
     Convertible note #1                       $        0.35         6/15/2007       12/15/2008    $       492,800
     Convertible notes #2                               0.04         4/17/2007       10/17/2008            440,000
     Convertible notes #3                               0.14         4/17/2007       10/17/2008          2,161,334
     Convertible note #4                                0.35         5/17/2007       11/17/2008          5,759,057
                                            ----------------------------------------------------------------------

     Total                                                                                         $     8,853,191
                                                                                                   ---------------


     The two convertible debentures outstanding at March 31, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005


11.  Capital Stock

       Authorized
          300,000,000 common shares, par value $0.001 per share

                                                               2006      2005
                                                               ----      ----

        Issued
          42,379,354 common shares (2005 - 30,324,680)      $ 42,378   $ 30,324
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

     The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

     The following table summarizes the stock option activity during 2006 and 2005:


                                                                 2006      2005
                                                                 ----      ----

     Outstanding, beginning of year                            106,000   106,000
     Exercised                                                       -         -
     Cancelled                                                       -         -
                                                             -------------------
     Outstanding, end of year                                  106,000   106,000
                                                             -------------------

     Weighted average fair value of options granted
      during the year                                         $      -  $      -
                                                             -------------------

     Weighted average exercise price of common stock
      options, beginning of year                              $   0.62  $   0.62
                                                             -------------------

     Weighted average exercise price of common stock
      options granted in the year                             $      -  $      -
                                                             -------------------

     Weighted average exercise price of common stock
      options, end of year                                    $   0.67  $   0.67
                                                             -------------------

     Weighted average remaining contractual life of
      common stock options                                     1 years   2 years
                                                             -------------------

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

      b) The Company is committed to office spaces' leases obligations which expires in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                              2006         $         72,097
                              2007                    2,000
                                           ----------------

                                           $         74,097
                                           ----------------

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


13.  Restatement of the Previously Issued Consolidated Financial Statements

     On further consideration, the Company determined that at March 31, 2006 it was not more likely than not that deferred tax losses would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax losses.

     The effects of this restatement are to increase the valuation allowance to $2,004,490 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,347,451(comprised of $10,851 current and $1,336,599 long term); and to decrease the deferred income
     taxes   recoverable  to  nil  from  $78,473  on  the  consolidated   income
     statements.

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

RESULTS OF OPERATIONS
                                                             (Unit: USD)
------------------------- ------------------------- -------------------------
                                 3/31/2006                3/31/2005
------------------------- ------------------------- -------------------------
Revenue                               2,321,699                126,518
------------------------- ------------------------- -------------------------
Cost of sales                         2,188,029                111,678
------------------------- ------------------------- -------------------------
Gross Profit                            133,670                 14,840
------------------------- ------------------------- -------------------------
Expenses                                481,093                505,179
------------------------- ------------------------- -------------------------
Operating (Loss)                       (347,423)              (490,339)
------------------------- ------------------------- -------------------------
Loss Before Income Taxes               (276,736)              (623,729)
------------------------- ------------------------- -------------------------


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

CASH FLOWS FROM OPERATING ACTIVITIES

During the first quarter of 2006, cash flow from operating activities had a net reduction of approximately $1.18 million. The main reason for this reduction of cash is attributable to the increase of accounts receivable, inventory, advance payments in spite of the decrease net loss. Almost all the accounts receivable occurred in the first quarter and will be collected to the next quarter. So, the company expects that cash flow will improve in the next quarter. Inventory and Advanced payments were increased by more "just in time" ordering of technology parts for equipment.

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

ALLOWANCE FOR CREDIT LOSS

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.


        Exhibit
        Number                          Description
        ------------------------------------------------------------------------

        4.1 Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company
               (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)
        4.2 $240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)
        4.3 Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21,
               2005)
        4.4 Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 21,
               2005)
        4.5 Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
        4.6 Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.7 Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.8 Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.9 Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.10 Convertible Note in the principal amount of $192,864 issued to Woo Young Moon (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
        4.11 Convertible Note in the principal amount of $336,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.12 Convertible Note in the principal amount of $483,000 issued to Sang Ho Han (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)

        4.13 Convertible Note in the principal amount of $483,000 issued to Jun Ro Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.14 Convertible Note in the principal amount of $483,000 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 21,
               2005)
        4.15 Convertible Note in the principal amount of $2,082,500 issued to Tai Bok Kim (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.16 Convertible Note in the principal amount of $280,000 issued to Joo Chan Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.17 Convertible Note in the principal amount of $281,065 issued to Sang Yong Oh (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.18 Convertible Note in the principal amount of $246,400 issued to JungMi Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.19 Convertible Note in the principal amount of $59,172 issued to Sung Min Chang (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)
        4.20 Convertible Note in the principal amount of $246,400 issued to Eun Suk Shin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.21 Convertible Note in the principal amount of $492,800 issued to Overnet Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)
        4.22 Convertible Note in the principal amount of $98,620 issued to Yeun Jae Jo (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.23 Convertible Note in the principal amount of $985,950 issued to Equinox Partners Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)
        4.24 Convertible Note in the principal amount of $788,950 issued to Kei Wook Lee (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 20,
               2005)
        4.25 Convertible Note in the principal amount of $492,800 issued to Seok Kyu Hong (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)
        4.26 Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)
        10.1 Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)
        31.1* Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
        31.2* Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
        32.1* Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
        32.2* Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CINTEL CORP.

    Dated:   November 24, 2006          By:  /s/ Sang Don Kim
                                             -----------------------------------
                                             Sang Don Kim
                                             Chief Executive Officer

    Dated:   November 24, 2006          By:  /s/ Kyo Jin Kang
                                             -----------------------------------
                                             Kyo Jin Kang
                                             Principal Financial Officer and
                                             Principal Accounting Officer