Form 10QSB/A
period 2006-06-30
CINTEL CORP
filed 2006-12-01
CIK 1191334

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

                                  CINTEL CORP.
                                  ------------
              (Exact name of small business issuer in its charter)



                     NEVADA                            52-236015
                     ------                            ---------
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

EXPLANATORY NOTE


This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 18, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended because upon further consideration, the Company determined that it was not, more likely than not, that deferred tax losses would be realized. The Company is revising the valuation allowance for the deferred tax asset accordingly.

We have not updated the information contained herein for events occurring subsequent to August 18, 2006, the filing date of the Original Form 10-QSB.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements............................................    2
Item 2.    Management's Discussion and Analysis or Plan of Operation.......   21
Item 3.    Controls and Procedures.........................................   25

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....   25
Item 3.    Defaults Upon Senior Securities.................................   25
Item 4.    Submission of Matters to a Vote of Security Holders.............   25
Item 5.    Other Information...............................................   25
Item 6.    Exhibits........................................................   25

SIGNATURES.................................................................   28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                  CINTEL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                    Unaudited






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                       1

Consolidated Balance Sheets                                                   2

Consolidated Statement of Operations                                      3 - 4

Consolidated Statement of Stockholders' Equity                                5

Consolidated Statement of Cash Flows                                          6

Notes to Consolidated Financial Statements                               7 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
Cintel Corp.

         We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and subsidiaries (the "Company") as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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




                                            "SF PARTNERSHIP, LLP"




Toronto, Canada                             CHARTERED ACCOUNTANTS
August 1, 2006  except as to note 14
which is as of November 13, 2006.

CINTEL CORP.
Consolidated Balance Sheets
June 30, 2006 and 2005
Unaudited

                                                                                    Restated
                                                                                        2006             2005
                                                                                        ----             ----
                                     ASSETS
Current
   Cash and cash equivalents (note 3)                                           $  1,395,406     $    373,982
   Investments in trading securities (fair market value $192,812)                    175,051           -
   Accounts receivable (net of allowance for doubtful accounts of
     $1,114,358; 2005 - $965,246)                                                  1,636,762          290,083
   Inventory (note 4)                                                                557,326          267,433
   Prepaid and sundry assets                                                         813,401          225,429
   Loans receivable (note 5)                                                         158,100          -
   Deferred taxes (note 6,14)                                                        -                208,146
                                                                                ------------------------------

                                                                                   4,736,046        1,365,073
Deferred Financing Fees                                                              -                 30,000
Deferred Taxes (note 6,14)                                                           -                888,050
Investments (note 7)                                                               1,920,936          -
Investments in available for sale securities (note 8)                                 16,977           48,752
Equipment (note 9)                                                                   509,893          466,422
                                                                                ------------------------------

                                                                                $  7,183,852     $  2,798,297
                                                                                ==============================

                                   LIABILITIES
Current
   Accounts payable                                                             $  1,368,722     $    781,087
   Shareholder loan                                                                  -                161,779
   Loans payable - current (note 10)                                                  43,076        1,493,511
   Convertible debenture (note 11)                                                   -                210,000
                                                                                ------------------------------

                                                                                   1,411,798        2,646,377
Accrued Severance                                                                     83,314          104,469
Loans Payable (note 10)                                                               39,051          515,274
                                                                                ------------------------------

                                                                                   1,534,163        3,266,120
                                                                                ------------------------------

                              STOCKHOLDERS' EQUITY
Capital Stock (note 12)                                                               87,180           40,630
Paid in Capital                                                                   14,249,448        5,243,316
Treasury Stock                                                                        (5,630)        (105,185)
Accumulated Other Comprehensive (Loss) Income                                       (219,324)          34,383
Accumulated Deficit                                                               (8,461,985)      (5,680,967)
                                                                                ------------------------------

                                                                                   5,649,689         (467,823)
                                                                                ------------------------------

                                                                                $  7,183,852     $  2,798,297
                                                                                ==============================


APPROVED ON BEHALF OF THE BOARD


---------------------------------------------------        ---------------------------------------------------
                     Director                                                   Director

        (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Six Months Ended June 30, 2006 and 2005
Unaudited

                                                                                    Restated
                                                                                        2006             2005
                                                                                        ----             ----
Revenue
   Merchandise                                                                  $  3,455,083     $    326,626
   Finished goods                                                                     76,481          197,703
   Services                                                                           49,150           21,644
                                                                                ------------------------------

                                                                                   3,580,714          545,973
                                                                                ------------------------------

Cost of Sales
   Merchandise                                                                     3,311,900          277,399
   Finished goods                                                                     51,404           76,369
                                                                                ------------------------------

                                                                                   3,363,304          353,768
                                                                                ------------------------------

Gross Profit                                                                         217,410          192,205
                                                                                ------------------------------

Expenses
   Salaries and employee benefits                                                    342,662          285,360
   Professional fees                                                                 313,027          195,376
   Office and general                                                                187,579          208,150
   Depreciation                                                                      108,916          112,637
   Travel                                                                            100,282          152,270
   Research and development                                                           18,891          -
   Taxes and dues                                                                        273           49,595
                                                                                ------------------------------

                                                                                   1,071,630        1,003,388
                                                                                ------------------------------

Operating Loss                                                                      (854,220)        (811,183)
                                                                                ------------------------------
Other Expense (Income)
   Interest and other income                                                        (143,215)          (6,258)
   Foreign exchange                                                                   10,532          -
   Interest expense                                                                   22,487          166,783
   Amortization of deferred financing fees                                            60,000           90,000
   Share of income from equity investment                                            (16,260)         -
                                                                                ------------------------------

                                                                                     (66,456)         250,525
                                                                                ------------------------------

Loss Before Income Taxes                                                            (787,764)      (1,061,708)
                                                                                ------------------------------

   Current                                                                            44,057          -

   Deferred income taxes recoverable (note 14)                                        -              (169,873)
                                                                                ------------------------------

                                                                                      44,057         (169,873)
                                                                                ------------------------------

Net Loss                                                                        $   (831,821)    $   (891,835)
                                                                                ==============================

Basic Loss per Share                                                            $      (0.02)    $      (0.03)
                                                                                ==============================

Fully Diluted Loss per Share                                                    $      (0.02)    $      (0.03)
                                                                                ==============================

Weighted Average Number of Shares (note 12)                                       49,971,111       32,364,447
                                                                                ==============================

Fully Diluted Weighted Average Number of Shares (note 12)                         49,971,111       32,364,447
                                                                                ==============================


        (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended June 30, 2006 and 2005
Unaudited

                                                                                    Restated
                                                                                        2006             2005
                                                                                        ----             ----
Revenue
   Merchandise                                                                  $  1,236,885     $    214,622
   Finished goods                                                                      1,012          197,703
   Services                                                                           21,118            7,130
                                                                                ------------------------------

                                                                                   1,259,015          419,455
                                                                                ------------------------------

Cost of Sales
   Merchandise                                                                     1,174,595          165,721
   Finished goods                                                                        680           76,369
                                                                                ------------------------------

                                                                                   1,175,275          242,090
                                                                                ------------------------------

Gross Profit                                                                          83,740          177,365
                                                                                ------------------------------

Expenses
   Salaries and employee benefits                                                    159,751          137,108
   Professional fees                                                                 212,360           71,025
   Office and general                                                                 91,665          109,500
   Depreciation                                                                       57,502           56,887
   Travel                                                                             68,857          106,876
   Research and development                                                              250          -
   Taxes and dues                                                                        152           16,813
                                                                                ------------------------------

                                                                                     590,537          498,209
                                                                                ------------------------------

Operating Loss                                                                      (506,797)        (320,844)
                                                                                ------------------------------
Other Expense (Income)
   Interest and other income                                                         (33,799)          (4,799)
   Foreign exchange                                                                   13,876          -
   Interest expense                                                                   10,414           91,934
   Amortization of deferred financing fees                                            30,000           30,000
   Share of income from equity investment                                            (16,260)         -
                                                                                ------------------------------

                                                                                       4,231          117,135
                                                                                ------------------------------

Loss Before Income Taxes                                                            (511,028)        (437,979)
                                                                                ------------------------------

   Current                                                                            20,625          -

   Deferred income taxes recoverable (note 14)                                       -                (92,559)
                                                                                ------------------------------

                                                                                      20,625          (92,559)
                                                                                ------------------------------

Net Loss                                                                        $   (531,653)    $   (345,420)
                                                                                ==============================

Basic Loss per Share                                                            $      (0.01)    $      (0.01)
                                                                                ==============================

Fully Diluted Loss per Share                                                    $      (0.01)    $      (0.01)
                                                                                ==============================

Weighted Average Number of Shares (note 12)                                       57,562,868       37,036,394
                                                                                ==============================

Fully Diluted Weighted Average Number of Shares (note 12)                         57,562,868       37,036,394
                                                                                ==============================


        (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006 and 2005
Unaudited

                                                            Paid in                   Accumulated
                                                         Capital in                         Other       Restated           Total
                              Number of      Capital      Excess of     Treasury    Comprehensive    Accumulated    Stockholders'
                                 Shares        Stock      Par value        Stock             Loss        Deficit          Equity
                           -----------------------------------------------------------------------------------------------------


Balance, January 1, 2005     23,409,800  $    23,410    $ 4,573,535    $   -          $    23,826    $(4,789,132)   $  (168,361)
Common shares issued for
  consulting services         1,990,000        1,990        115,011        -              -              -              117,001
Common shares issued as
  repayment of promissory
  note                       11,283,095       11,283        348,717        -              -              -              360,000
Conversion of convertible
  debentures into common
  stock                       3,946,982        3,947        206,053        -              -              -              210,000
Repurchase of employees'
  stock                         -            -              -             (105,185)       -              -             (105,185)
Foreign exchange on
  translation                   -            -              -              -               10,557        -               10,557
Net loss                        -            -              -              -              -             (891,835)      (891,835)
                           -----------------------------------------------------------------------------------------------------


Balance, June 30, 2005       40,629,877  $    40,630    $ 5,243,316    $  (105,185)   $    34,383    $(5,680,967)   $  (467,823)
                           =====================================================================================================



Balance, January 1, 2006     42,379,354  $    42,379    $ 5,351,058    $    (5,630)   $   121,739    $(6,426,265)   $  (916,719)
Adjustment due to
  restatement (note 14)         -            -              -              -              (18,247)    (1,203,899)    (1,222,146)
                           -----------------------------------------------------------------------------------------------------

Restated balance,
  January 1, 2006            42,379,354       42,379      5,351,058         (5,630)       103,492     (7,630,164)    (2,138,865)
Unrealized loss on
  investment (note 7)           -            -              -              -             (720,536)       -             (720,536)
Common shares issued for
  consulting services
  (note 12)                     500,000          500         89,500        -              -              -               90,000
Conversion of convertible
  debenture into common
  stock (note 12)            44,300,542       44,301      8,808,890        -              -              -            8,853,191

Foreign exchange on
  translation                   -            -              -              -              397,720        -              397,720
Net loss                        -            -              -              -              -             (831,821)      (831,821)
                           -----------------------------------------------------------------------------------------------------


Balance, June 30, 2006       87,179,896  $    87,180    $14,249,448    $    (5,630)   $  (219,324)   $(8,461,985)   $ 5,649,689
                           =====================================================================================================


              (The accompanying notes to the financial statements are an integral part of these statements)

CINTEL CORP.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006 and 2005
Unaudited

                                                                                        2006             2005
                                                                                        ----             ----

Cash Flows from Operating Activities
   Net loss                                                                     $   (831,821)    $   (891,835)
   Adjustments for working capital and non-cash items:
     Depreciation                                                                    108,916          112,637
     Amortization of financing fees                                                   60,000           90,000
     Common stock issued for consulting services                                      45,000          117,001
     Share of income from equity investment                                          (16,260)         -
   Net Changes in Assets & Liabilities
     Accounts receivable                                                            (502,992)         311,060
     Inventory                                                                       (81,026)          28,418
     Prepaid and sundry assets                                                      (384,841)          60,092
     Deferred taxes                                                                  -               (169,873)
     Accounts payable                                                                353,173          (43,259)
     Accrued severance                                                                 9,645          (18,019)
                                                                                ------------------------------

                                                                                  (1,240,206)        (403,778)
                                                                                ------------------------------

Cash Flows from Investing Activities
   Investments in trading securities                                                (184,367)         -
   Loans receivable                                                                 (159,375)         -
   Acquisition of equipment, net                                                      (2,428)            (356)
   Proceeds from disposal of securities held for investment                           36,000          -
                                                                                ------------------------------


                                                                                    (310,170)            (356)
                                                                                ------------------------------


Cash Flows from Financing Activities
   Payments of deferred financing fees                                               -               (240,000)
   Proceeds from loans payable                                                       -                273,270
   Proceeds from convertible debenture - net                                         -                 30,000
   Repayment of promissory note - net                                                -               (160,000)
   Advances from shareholder loan                                                    -                131,472
   Proceeds from common shares issued for repayment of convertible
     debenture                                                                     8,853,191          210,000
   Repayment of convertible debt                                                  (8,853,191)         -
   Proceeds from common shares issued for repayment of promissory note               -                360,000
   Repurchase of employees' stocks                                                   -               (105,185)
   Loans payable                                                                    (650,516)         -
                                                                                ------------------------------

                                                                                    (650,516)         499,557
                                                                                ------------------------------

Foreign Exchange on Cash and Cash Equivalents                                        106,849           (2,828)
                                                                                ------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                              (2,094,043)          92,595

Cash and Cash Equivalents - beginning of  year                                     3,489,449          281,387
                                                                                ------------------------------

Cash and Cash Equivalents - end of year                                         $  1,395,406     $    373,982
                                                                                ==============================

During the year, the company had cash flows arising from interest and income taxes paid as follows:
   Interest paid                                                                $     22,487     $    107,084
                                                                                ==============================

   Income taxes paid                                                            $     42,403     $    -
                                                                                ==============================


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


4.   Inventory

     Inventory includes $399,272 (2005 - $10,419) of merchandise and $158,054 (2005 - $257,014) of raw materials.


5.   Loans Receivable

     Loans receivable are comprised of the following;

                                                          2006             2005
                                                          ----             ----

     Loan receivable #1                           $     52,700     $    -
     Loan receivable #2                                105,400          -
                                                  ------------------------------

                                                  $    158,100     $    -
                                                  ==============================

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

     The Company has deferred income tax assets as follows:

                                                      Restated
                                                          2006             2005
                                                          ----             ----

      Deferred income tax assets
         Research and development expenses
          amortized over 5 years for tax purposes $    258,646          214,829
       Other timing differences                        (53,810)         154,439
       Net operating loss carryforwards              1,999,849          726,928
                                                  ------------------------------

                                                     2,204,685        1,096,196
       Valuation Allowance (note 14)                 2,204,685          -
                                                  ------------------------------

                                                  $    -              1,096,196
                                                  ==============================

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


8.   Investments in Available for Sale Securities

                                                          2006             2005
                                                          ----             ----

     Stock #1                                           15,843           48,495
     Other miscellaneous                                 1,134              257
                                                  ------------------------------

                                                  $     16,977     $     48,752
                                                  ==============================

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


10.  Loans Payable
                                                              2006         2005
                                                              ----         ----
                                Current     Long-term        Total        Total
                             ---------------------------------------------------

     Bank loan               $   -        $   -        $   -        $ 1,878,870
     Promissory Note              39,000      -             39,000       39,000
     Government loans            -             38,019       38,019      100,188
     Discount of
       interest-free
       government
       loans                     -             (8,619)      (8,619)      (9,273)
     Vehicle Loan                  4,076        9,651       13,727      -
                             ---------------------------------------------------

                             $    43,076  $    39,051  $    82,127  $ 2,008,785
                             ===================================================


     Promissory Note

     The promissory note is non-interest bearing, unsecured, and due on demand.

     Government Loan

     The loan is non-interest bearing, unsecured, repayable in annual payments of $10,143 and matures in October 2009.

     Vehicle Loan

     The loan is interest bearing, secured by the vehicle as disclosed in note 7, and is repayable in 36 monthly installments of $331. The loan matures in December 2008.

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


                              Conversion  Conversion
                                   Price        Date  Maturity date     Amount
                              --------------------------------------------------

     Convertible note #1      $     0.35   6/15/2007    12/15/2008  $   492,800
     Convertible notes #2           0.04   4/17/2007    10/17/2008      440,000
     Convertible notes #3           0.14   4/17/2007    10/17/2008    2,161,334
     Convertible note #4            0.35   5/17/2007    11/17/2008    5,759,057
                             ---------------------------------------------------

                                                                      8,853,191
     Less: conversions as at June 30, 2006                            8,853,191
                                                                    ------------

     Total outstanding at June 30, 2006                             $   -
                                                                    ============


     The two convertible debentures outstanding at June 30, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited


12.  Capital Stock

     Authorized
          300,000,000 common shares, par value $0.001 per share
                                                               2006        2005
                                                               ----        ----

     Issued
          87,179,896 common shares (2005 - 40,629,877)   $   87,180  $   40,630
                                                         =======================

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

     The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

     The following table summarizes the stock option activity during 2006 and 2005:

                                                          2006             2005
                                                          ----             ----

     Outstanding, beginning of year                    106,000          106,000
     Exercised                                         -                -
     Cancelled                                         -                -
                                                  ------------------------------

     Outstanding, end of year                          106,000          106,000
                                                  ==============================

     Weighted average fair value of options
       granted during the year                    $    -           $    -
                                                  ==============================

     Weighted average exercise price of common
       stock options, beginning of year           $       0.62     $       0.62
                                                  ==============================

     Weighted average exercise price of common
       stock options granted in the year          $    -           $    -
                                                  ==============================

     Weighted average exercise price of common
       stock options, end of year                 $       0.67     $       0.67
                                                  ==============================

     Weighted average remaining contractual
       life of common stock options                    1 years          2 years
                                                  ==============================

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

     b) The Company is committed to office spaces' leases obligations which expires in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

                           2006                      $     48,628
                           2007                             2,000
                                                     -------------

                                                     $     50,628
                                                     =============

          Rent expenses paid in 2006 and 2005 were $73,367 and $47,560 respectively.

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


14.  Restatement of the Previously Issued Consolidated Financial Statements

     On further consideration, the Company determined that at June 30, 2006 it was not more likely than not that deferred tax losses would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax losses.

     The effects of this restatement are to increase the valuation allowance to $2,204,685 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,547,646 (comprised of $11,114 current and $1,536,532 long term); and to decrease the deferred income taxes recoverable to nil from $244,667 on the consolidated income statements.

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

RESULTS OF OPERATIONS
---------------------

Six months period ended June 30, 2006 compared to the six months ended June 30, 2005
                                                              (Unit: USD)
-------------------------- -------------------------- --------------------------
                                    6/30/2006                  6/30/2005
-------------------------- -------------------------- --------------------------
Revenue                                 3,580,714                    545,973
-------------------------- -------------------------- --------------------------
Cost of sales                           3,363,304                    353,768
-------------------------- -------------------------- --------------------------
Gross Profit                              217,410                    192,205
-------------------------- -------------------------- --------------------------
Expenses                                1,071,630                  1,003,388
-------------------------- -------------------------- --------------------------
Operating (Loss)                         (854,220)                  (811,183)
-------------------------- -------------------------- --------------------------
Loss Before Income Taxes                 (787,764)                (1,061,708)
-------------------------- -------------------------- --------------------------


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

Three months period ended June 30, 2006 compared to the three months ended June 30, 2005

                                                              (Unit: USD)
-------------------------- -------------------------- --------------------------
                                    6/30/2006                  6/30/2005
-------------------------- -------------------------- --------------------------
Revenue                                 1,259,015                    419,455
-------------------------- -------------------------- --------------------------
Cost of sales                           1,175,595                    242,090
-------------------------- -------------------------- --------------------------
Gross Profit                               83,740                    177,365
-------------------------- -------------------------- --------------------------
Expenses                                  590,537                    498,209
-------------------------- -------------------------- --------------------------
Operating (Loss)                         (506,797)                  (320,844)
-------------------------- -------------------------- --------------------------
Loss Before Income Taxes                 (511,028)                  (437,979)
-------------------------- -------------------------- --------------------------


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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

         Exhibit
         Number                                  Description
       -------------------------------------------------------------------------

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

                                       CINTEL CORP.


     Dated: November __, 2006              By:   /s/ Sang Don Kim
                                                 -------------------------------
                                                 Sang Don Kim
                                                 Chief Executive Officer

     Dated: November __, 2006              By:   /s/ Kyo Jin Kang
                                                 -------------------------------
                                                 Kyo Jin Kang
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer