Form 10KSB/A
period 2004-12-31
CINTEL CORP
filed 2007-02-09
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2
to
FORM 10-KSB
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 333-100046

CINTEL CORP.
 (Name of small business issuer in its charter)

Nevada	52-2360156
(State or other Jurisdiction of Incorporation or	(IRS Employer I.D. No.)
organization)

1001 W. Cheltenham Ave.
Melrose Park, PA 19027
(215) 782-8201
(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: none

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ 1,525,503

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2005 and amended on April 18, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-KSB/A is being amended to write-off certain tax benefits recognized in the year ended December 31, 2004.

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

1. PRINCIPAL PRODUCTS AND THEIR MARKETS

1.1 Principal products CinTel Corp. develops two ITM product lines: iCache, and PacketCruzTM.

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

2.2 Joint sales with global and domestic distributors

2.2.1 Domestic distributors CinTel currently has 5 domestic distributors in the Korean market. Seoul Commtech Co., Ltd.
NetCom Systems Inc
SNETsystems Co.
CreditLine Co., Ltd.
Hyundai HDS Co., Ltd

2.2.2 Global distributors CinTel has focused on Japan and Southeast Asia.

NAME OF DISTRIBUTOR	URL	AREA OF DISTRIBUTION
Singapore & Suntze Communications Engineering Pte., Ltd.	www.suntze.com.sg	The Peoples Republic of China
Canon System Solutions Co., Ltd.	www.canon-sol.co.jp	Japan
Rikei Corporation.	www.rikei.co.jp	Japan
NetSys Pte., Ltd.	www.netsys.com.sg	Singapore

3.0 STATUS OF NEW PRODUCT DEVELOPMENT;

3.1 Digital Video Surveillance(DVS) System with IBM In February, 2004, CinTel has entered into a joint development project with IBM for a Digital Video Surveillance(DVS) System. DVS system is a software development project for video based event detection that delivers "intelligent" or "smart" video surveillance capabilities. The primary feature of the DVS system is Smart Surveillance Engine(SSE), which is designed with the intent of making currently deployed surveillance systems "smart". It is available to ISV's in the form of a Windows SDK. The SSE uses advanced object detection and tracking technologies developed at IBM Research Labs as the basis for providing:

•	Real Time Video Based Alerts

•	Automatic Forensic Video Retrieval

•	Low Bandwidth Smart Viewable Index (SaVI)

• As a result of this joint research venture with IBM, the DVS system requirement specifications have been defined. The architecture designs, including blade architecture, MPEG processing chip, and PCI bus frame have been finished. But due to resource constraints further development has been put on hold at this time.

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

COMPARISON CHART

Security
iCache	NetCache	Gateway	Traffic Server
Categories	(CinTel)	(NetApp)	(BlueCoat)	(Inktomi)
One body-type	One body-type	One body
Engine Type	H/W	H/W	-type H/W	S/W
Throughput. Over 200Mbps	OK	OK	OK	N/A
Over 4,000Req/Sec	OK	OK	OK	N/A
Stand-alone Transparency	OK	N/A	N/A	Normal
Filtering (over 1000)	Good	Normal	Normal	Normal
Interoperability with Anti Virus Engine	OK	OK	OK	N/A
Content Preloading	Static/Dynamic	Static	Static	Static
HTTP, FTP,	HTTP, FTP,	HTTP, FTP,	HTTP, FTP,
WMT, RTSP,	WMT, RTSP,	WMT, RTSP,	WMT, RTSP,
Protocol Support	WCCP, etc	WCCP, etc	WCCP, etc	WCCP, etc

5.0 SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS; CinTel operates its own Research & Development Team. The R&D Team develops the features and hardware architecture. CinTel has a contract manufacturing relationship with KTNF(www.ktnf.co.kr), a recognized leader hardware contract manufacturing in Korea.

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

	Fiscal 2004		Fiscal 2003
Common Stock	High	Low	High	Low
First Quarter	$0.70	$0.10	—	—
Second Quarter	$0.21	$0.07	—	—
Third Quarter	$0.13	$0.06	$0.35	$0.35
Fourth Quarter	$0.14	$0.02	$2.00	$0.35

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS OF 2004 COMPARED TO 2003

unit : thousand USD

	YEAR 2003	YEAR 2004
Revenue	5,300	1,530
Cost of sales	5,277	1,330
Gross Profit	23	200
Expenses	1,760	2,080
Operating (Loss) Income	(1,740)	(1,880)
Profit Before Income Taxes	(1,811)	(2,075)

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

PROJECTED PROFIT/LOSS 2005

Revenue:	5,700,000
Cost of Sales:	3,650,000
Gross Profit:	2,050,000
Expenses:.	1,800,000
Operating (Loss) Income:	250,000

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

Toronto, Canada	CHARTERED ACCOUNTANTS
April 6, 2005 except as to note 13
which is as of February 2, 2007

CINTEL CORP.
Consolidated Balance Sheets
December 31, 2004 and 2003

	Restated (note 13)
	2004	2003
ASSETS
Current
Cash and cash equivalents (note 3)	$281,387	$534,567
Accounts receivable (net of allowance for doubtful accounts of $970,421; 2003 - $411,251)	595,291	2,326,558
Inventory (note 4)	296,858	147,877
Prepaid and sundry assets	165,521	151,199
Deferred taxes (note 10, 13)	-	116,917

	1,339,057	3,277,118
Deferred Taxes (note 10, 13)	-	396,592
Equipment (note 5)	567,494	684,583
Investments	49,013	42,082

	$1,955,564	$4,400,375

LIABILITIES
Current
Accounts payable	$827,238	$1,533,552
Shareholder loan (note 6)	33,153	-
Loans payable - current (note 7)	1,705,027	1,319,312
Convertible debenture (note 8)	340,000	-

	2,905,418	2,852,864
Accrued Severance	122,777	117,324
Loans Payable (note 7)	30,488	39,045

	3,058,683	3,009,233

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 23,409,800 common shares (20,314,300 in 2003)	23,409	20,314
Paid-in Capital	4,573,535	4,427,331
Accumulated Other Comprehensive Loss	(67,340)	(38,627)
Accumulated Deficit	(5,632,723)	(3,017,876)

	(1,103,119)	1,391,142

	$1,955,564	$4,400,375

CINTEL CORP.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	Restated (note 13)
	2004	2003
Revenue
Finished goods	$625,202	$1,750,041
Merchandise	854,926	3,533,849
Services	45,375	16,480

	$1,525,503	$5,300,370

Cost of Sales
Finished goods	$497,003	$1,734,865
Merchandise	832,336	3,541,677

	1,329,339	5,276,542

Gross Profit	196,164	23,828
Expenses	2,076,304	1,758,995

Operating Loss	(1,880,140)	(1,735,167)

Other
Interest and other income	(21,790)	(28,818)
Foreign exchange	1,122	(257)
Interest expense	215,615	96,906

	194,947	67,831

Loss Before Income Taxes	(2,075,087)	(1,802,998)
Deferred income taxes (recoverable)	539,760	(267,058)

Net Loss	$(2,614,847)	$(1,535,940)

Basic Loss per Share	$(0.13)	$(0.09)

Fully Diluted Loss per Share	$(0.13)	$(0.09)

Weighted Average Number of Shares (note 9)	20,882,600	17,591,050

CINTEL CORP.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003

	Number of Shares	Capital Stock	Paid in Capital in excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2003 as previously stated	8,431,000	$8,431	$4,465,439	$(47,125)	$(1,481,936)	$2,944,809
Common shares cancelled for no consideration	(4,800,000)	(4,800)	4,800	-	-	-
Common shares issued on acquisition of Cintel Co., Ltd. (note 9)	16,683,300	$16,683	$(88,586)	$-	$-	$(71,903)
Employee stock options vested	-	-	45,677	-	-	45,677
Foreign exchange on translation	-	-	-	8,498	-	8,498
Net Loss	-	-	-	-	(1,535,940)	(1,535,940)
Balance, December 31, 2003	20,314,300	$20,314	$4,427,330	$(38,627)	$(3,017,876)	$1,391,141
Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting services	920,000	920	88,380	-	-	89,300
Conversion of convertible debentures into common stock (note 8)	2,175,500	2,175	57,825	-	-	60,000
Foreign exchange on translation	-	-	-	(28,713)	-	(28,713)
Net Loss	-	-	-	-	(2,614,847)	(2,614,847)
Balance, December 31, 2004
- restated (note 13)	23,409,800	$23,409	$4,573,535	$(67,340)	$(5,632,723)	$(1,103,119)

CINTEL CORP.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	Restated (note 13)
	2004	2003
Cash Flows from Operating Activities
Net loss	$(2,614,847)	$(1,535,940)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	257,298	230,451
Amortization of financing fees	7,078	-
Employee stock options vested	-	45,677
Common shares issued for consulting services	88,380	-
Net Changes in Assets & Liabilities
Accounts receivable	1,937,334	1,100,076
Inventory	(112,468)	71,697
Prepaid and sundry assets	1,445	255,744
Loans receivable	-	287,004
Deferred taxes	539,889	(267,058)
Accounts payable	(855,711)	97,123
Income taxes	-	(5,152)
Accrued severance	(12,520)	(13,135)

	(764,122)	266,487

Cash Flows from Investing Activities
Acquisition of equipment	(18,988)	(596,311)

Cash Flows from Financing Activities
Loans payable	144,250	83,840
Convertible debenture	300,988	-
Shareholder loan	29,920	-

	475,158	83,840

Foreign Exchange on Cash and Cash Equivalents	54,771	1,660

Net (Decrease) Increase in Cash and Cash Equivalents	(253,181)	(244,324)
Cash and Cash Equivalents - beginning of year	534,567	778,891

Cash and Cash Equivalents - end of year	$281,386	$534,567

Interest and Income Taxes Paid:
Interest paid	$252,444	$96,906

Income taxes paid	$-	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.	Operations and Business

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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

4.	Inventory

Inventory includes $18,423 (2003 - $18,837) of merchandise and $278,434 (2003 - $129,040) of raw materials.

5.	Equipment

Equipment is comprised as follows:

	Cost	2004 Accumulated Depreciation	Cost	2003 Accumulated Depreciation
Furniture and fixtures	$38,421	$24,224	$22,941	$15,949
Equipment	638,796	502,174	539,442	339,785
Vehicles	15,093	15,091	12,958	10,367
Software	679,214	262,542	600,292	124,949

	$1,371,524	$804,031	$1,175,633	$491,050

Net carrying amount		$567,493		$684,583

6.	Shareholder Loan

The loan from the chief executive officer, who is also a 20% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

			2004	2003
	Current	Long-term	Total	Total

Bank loans	$1,296,883	$-	$1,296,883	$1,255,800
Promissory Note	39,000	-	39,000	39,000
Government loans (1, 2, & 3)	62,264	38,462	100,726	73,270
Discount of interest-free
government loans	(1,349)	(7,974)	(9,323)	(9,714)
Notes payable (1, 2, & 3)	308,229	-	308,229	-

	$1,705,027	$30,488	$1,735,515	$1,358,356

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

7.	Loans Payable (cont'd)

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

The debenture has been repaid as follows:

Balance - January 1, 2004	-
Issued - November 2004	400,000
Converted - November 2004	(20,000)
Converted - December 2004	(40,000)

Balance - December 31, 2004	$340,000

9.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share
	2004	2003
Issued
23,409,800 common shares (2003 - 20,314,300)	$23,409	$20,314

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
December 31, 2004 and 2003

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

The Company has deferred income tax assets as follows:

	2004	2003
Deferred income tax assets
Research and development expenses amortized
over 5 years for tax purposes	$246,836	221,979
Other timing differences	155,267	61,422
Net operating loss carryforwards	532,654	230,108

	$934,757	513,509
Valuation Allowance (note 13)	(934,757)	-

	-	513,509

11.	Major Customers

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

b)	The Company is committed to an office space lease obligation which expires in June 2005. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2005	$32,000

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

13.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance to $934,757 from nil (note 10); to decrease deferred tax assets on the consolidated balance sheets to nil from $934,757 (comprised of $216,976 current and $717,781 long term); and to decrease the deferred income taxes recoverable from $303,831 to an expense of $539,760 on the consolidated income statements.

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

During our fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position

Sang Don Kim	38	President, Chief Executive Officer and Director

Kyo Jin Kang	39	Chief Financial Officer, and Principal Accounting Officer

Shawn Sprengeler	37	Chief Operating Officer

Jong Kook Moon	43	Secretary and Treasurer

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

ANNUAL COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs(#)	LTIP payouts($)	All Other Compensation
Sang	CEO	2004	$50,000	0	0	0	0	0	0
Don	and	2003	$50,000	0	0	0	0	0	0
Kim	Dir.	2002	$50,000	0	0	0	0	0	0

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
	Common Stock	Percentage of
Name of Beneficial Owner	Beneficially Owned	Common Stock Owned(1)

Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea	4,655,280	19.9%

KTB Network Co., Ltd. (2)
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea	4,305,570	18.4%

KB Investment Co., Ltd. (3)
9F, Sinyeogn B/D
68-5, Chungdam-dong
Kangnam-gu, Seoul, Korea	1,490,400	6.4%

All Directors and Executive Officers
as a Group (1 person)	4,655,280	19.9%

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

None

(b) Exhibits

Exhibit Number	Description
2.1
Share Exchange Agreement, dated September 30, 2003, by and among the Company, Cintel Co., Ltd, and the shareholders of Cintel Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003)

3.1
Articles of Incorporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)

3.2
Certificate of Amendment to Articles of Incorporation dated April 27, 2001 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

3.3
Certificate of Amendment to Articles of Incorporation dated October 21, 2003 (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004)

3.4
Certificate of Amendment to Articles of Incorporation dated September 13, 2004 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

3.5	Bylaws (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-100046), filed with the Securities and Exchange Commission on September 24, 2002)

4.1
Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.2
Registration Rights Agreement, dated August 4, 2004, by and between the Company and Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004.

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

CINTEL CORP.

Date: February ____, 2007	By:
Sang Don Kim
President, Chief Executive Officer
and Director

Date: February ____, 2007	By:	Kyo Jin Kang
Kyo Jin Kang
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Sang Don Kim	President, Chief Executive Officer and Director	February __, 2007

Kyo Jin Kang	Chief Financial Officer and Principal Accounting Officer	February __, 2007

Sang Yong Oh	Director	February __, 2007

Kwang Hee Lee	Director	February __, 2007