Form 10QSB/A
period 2005-03-31
CINTEL CORP
filed 2007-02-09
CIK 1191334

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

_________________________________________________________
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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 23, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to write-off certain tax benefits recognized in the year ended December 31, 2004.

We have not updated the information contained herein for events occurring subsequent to May 23, 2005, the filing date of the Original Form 10-QSB.

CINTEL CORP.

FORM 10-QSB

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cintel Corp.

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and subsidiaries (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

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
May 16, 2005 except as to note 12 which is as February 2, 2007

CINTEL CORP.
Consolidated Balance Sheets
March 31, 2005 and 2004

	Restated (note 12)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$141,789	$345,759
Accounts receivable (net of allowance for doubtful accounts of
$972,014; 2004 - $425,791)	326,192	1,082,307
Inventory (note 4)	290,032	226,594
Prepaid and sundry assets	257,842	156,464
Deferred taxes (note 10, 12)	-	121,050

	1,015,855	1,932,174
Deferred financing fees	60,000	-
Deferred taxes (note 10, 12)	-	478,614
Equipment (note 5)	513,218	651,760
Investments	49,094	43,570

	$1,638,167	$3,106,118

LIABILITIES
Current
Accounts payable	$873,358	$652,571
Shareholder loan (note 6)	114,079	-
Loans payable - current (note 7)	1,630,679	1,321,239
Convertible debenture (note 8)	320,000	-

	2,938,116	1,973,810
Accrued Severance	125,315	-
Loans Payable (note 7)	30,538	50,896

	3,093,969	2,024,706

STOCKHOLDERS' DEFICIT
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 30,324,680 common shares (20,314,300 in 2004)	30,324	20,314
Paid-in Capital	4,941,120	4,427,330
Treasury Stock	(105,185)	-
Accumulated Other Comprehensive Loss	(65,609)	9,949
Accumulated Deficit	(6,256,452)	(3,376,181)

	(1,455,802)	1,081,412

	$1,638,167	$3,106,118

CINTEL CORP.
Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004

	Restated (note 12)
	2005	2004
Revenue
Finished goods	$-	$83,037
Merchandise	112,004	216,117
Services	14,514	7,642

	$126,518	$306,796

Cost of Sales
Finished goods	$-	$90,917
Merchandise	111,678	208,041

	111,678	298,958

Gross Profit	14,840	7,838
Expenses
Salaries and employee benefits	148,252	120,663
Professional fees	124,351	51,219
Amortization of deferred financing fees	60,000	-
Depreciation	55,750	50,908
Travel	45,394	14,525
Taxes and dues	32,782	5,236
Research and development	-	133,395
Office and general	98,650	40,496

	565,179	416,442

Operating Loss	(550,339)	(408,604)

Other
Interest and other income	1,459	7,002
Foreign exchange	-	(813)
Interest expense	(74,849)	(23,890)

	(73,390)	(17,701)

Loss Before Income Taxes	(623,729)	(426,305)
Deferred income taxes recoverable	-	68,000

Net Loss	$(623,729)	$(358,305)

Basic Loss per Share	$(0.02)	$(0.02)

Fully Diluted Loss per Share	$(0.02)	$(0.02)

Weighted Average Number of Shares (note 9)	27,692,499	20,314,300

CINTEL CORP.
Consolidated Statements of Stockholders' Deficit
Three Months Ended March 31, 2005 and 2004

			Paid in		Accumulated
			Capital in		Other		Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Foreign exchange on translation	-	-	-	-	48,576	-	48,576
Net loss	-	-	-	-	-	(358,305)	(358,305)

Balance, March 31, 2004	20,314,300	$20,314	$4,427,330	$-	9,949	$(3,376,181)	$1,081,412

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement
(note 12)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for
consulting services	640,000	640	63,860	-	-	-	64,500
Conversion of convertible
debentures into common stock
(note 8 a)	4,369,744	4,370	165,630	-	-	-	170,000
Conversion of convertible
debentures into common
stock (note 8 b)	1,905,136	1,905	138,095	-	-	-	140,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	1,731	-	1,731
Net loss	-	-	-	-	-	(623,729)	(623,729)

Balance, March 31, 2005
-restated (note 12)	30,324,680	$30,324	$4,941,120	$(105,185)	(65,609)	$(6,256,452)	$(1,455,802)

CINTEL CORP.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004

	Restated (note 12)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(623,729)	$(358,305)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	55,750	50,908
Amortization of financing fees	75,380	-
Common shares issued for consulting services	64,500	-
Net Changes in Assets & Liabilities
Accounts receivable	272,019	1,316,111
Inventory	7,337	(72,912)
Prepaid and sundry assets	12,605	80
Deferred taxes	-	(68,000)
Accounts payable	45,000	(1,047,019)
Accrued severance	2,345	-

	(88,793)	(179,137)

Cash Flows from Investing Activities
Acquisition of equipment	(356)	5,670

Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Repayment of loans payable	(77,342)	(32,612)
Advances from convertible debenture - net	(20,000)	-
Advances from shareholder loan	81,144	-
Proceeds from common shares issued for repayment of convertible
debentures	310,000	-
Repurchase of employees' stocks	(105,185)	-

	(51,383)	(32,612)

Foreign Exchange on Cash and Cash Equivalents	934	17,271

Net (Decrease) Increase in Cash and Cash Equivalents	(139,598)	(188,808)
Cash and Cash Equivalents - beginning of period	281,387	534,567

Cash and Cash Equivalents - end of period	$141,789	$345,759

Interest and Income Taxes Paid:
Interest paid	$51,469	$23,890

Income taxes paid	$-	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

1.	Operations and Business

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

4.	Inventory

Inventory includes $18,752 (2004 - $17,065) of merchandise and $271,280 (2004 - $209,529) of raw materials.

5.	Equipment

Equipment is comprised as follows:

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$38,484	$25,494	23,752	$17,445
Equipment	640,866	522,833	559,419	377,052
Vehicles	15,117	15,115	13,416	11,404
Software	674,467	292,274	616,444	155,370

	$1,368,934	$855,716	1,213,031	$561,271

Net carrying amount		$513,218		$651,760

6.	Shareholder Loan

The loan from the chief executive officer, who is also a 15% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable
			2005	2004
	Current	Long-term	Total	Total
Bank loans	$1,220,875	$-	$1,220,875	$1,256,860
Promissory Note	39,000	-	39,000	39,000
Government loans (1, 2, & 3)	62,366	38,525	100,891	89,538
Discount of interest-free
government loans	(1,352)	(7,987)	(9,339)	(13,263)
Notes payable (1, 2, & 3)	309,790	-	309,790	-
	$1,630,679	$30,538	$1,661,217	$1,372,135

7.	Loans Payable (cont'd)

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2004 and 2003:

	2005	2004
Outstanding, beginning of year	106,000	163,000
Granted	-	65,000
Exercised	-	-
Cancelled	-	(122,000)

Outstanding, end of year	106,000	106,000

Weighted average fair value of options granted during the year	$-	$54,097

Weighted average exercise price of common stock
options, beginning of year	$0.62	$0.62

Weighted average exercise price of common stock
options granted in the year	$-	$0.72

Weighted average exercise price of common stock
options, end of year	$0.67	$0.67

Weighted average remaining contractual life of
common stock options	3 years	4 years

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

10.	Income Taxes

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

The Company has deferred income tax assets as follows:

	2005	2004
Deferred income tax assets
Research and development expenses amortized
over 5 years for tax purposes	$231,788	235,827
Other timing differences	155,522	63,594
Net operating loss carryforwards	626,035	300,243

	$1,013,345	599,664
Valuation Allowance (note 12)	(1,013,345)	-

	-	599,664

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2005 and 2004

11.	Contingent Liabilities and Commitments

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

12.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance to $1,013,345 from nil (note 10); to decrease deferred tax assets on the consolidated balance sheets to nil from $1,013,345 (comprised of $213,470 current and $799,875 long term); and to decrease the deferred income taxes recoverable from $77,314 to an expense of nil on the consolidated income statements.

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

Operations for the next twelve months

Our financial plan for the next twelve months depends on important assumptions, most of which are shown in the following table. The key underlying assumptions are:

•	We assume a slow-growth economy without major recession.

•	We assume there are no unexpected discoveries in technology to make our products immediately obsolete.

•	We expect the global IT spending environment to remain flat to slightly above this year's levels.

•
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

•
Revenues - The Company's revenues are derived primarily from the sale of IT solutions to enterprise customers. Revenue projections are based on the 2005 sales in the comparable market nationwide, based on industry average. The exact numbers can be found in the Sales Forecast table and chart section.

•
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

Income/loss elements not a part of regular business operations

Although in the normal course of business there will always be a percentage of receivables that will go uncollected, a significant amount was written off the books this fiscal year. This was due to the downturn in Korea 's IT climate that began a few years ago, and these companies were never able to recover from that, and management has conceded and recognized the fact. This is not a symptom of poor vendor qualification.

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

To execute our current plan for fiscal year2005, we anticipate a cash shortfall of $1.17 million for the year. We intend to execute draw downs to meet this cash requirement on the SEDA with Cornell Capital, LLC. signed on November 13 th , 2004. In addition we will continue to seek favorable financing or equity placement as the need arises for mergers and acquisitions and/or ongoing operating costs.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b) Reports on Form 8-K.

Not Applicable

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 9, 2007

CINTEL CORP.
By:	/s/ Sang Don Kim
Name: Sang Don Kim Title: Chief Executive Officer

By:	/s/ Kyo Jin Kang
Name: Kyo Jin Kang Title: Principal Financial Officer Principal Accounting Officer