Form 10QSB/A
period 2005-06-30
CINTEL CORP
filed 2007-02-09
CIK 1191334

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

☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2005 40,629,877 shares of common stock, $.001 par value per share.

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (‘Form 10-QSB/A’) is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005 (the ‘Original Form 10-QSB’), which was originally filed with the Securities and Exchange Commission (‘SEC’) on August 22, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to write-off certain tax benefits recognized in the year ended December 31, 2004.

We have not updated the information contained herein for events occurring subsequent to August 22, 2005, the filing date of the Original Form 10-QSB.

CINTEL CORP.

FORM 10-QSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cintel Corp.

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and subsidiary (the ‘Company’) as at June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company’s management.

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
August 17, 2005 except as to note 14
which is as of February 2, 2007

CINTEL CORP.
Consolidated Balance Sheets
June 30, 2005 and 2004

	Restated (note 14)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note )	$373,982	$242,450
Accounts receivable (net of allowance for doubtful accounts of $965,246; 2004 - $426,626)	290,083	1,301,587
Inventory (note 4)	267,433	217,259
Prepaid and sundry assets	225,429	89,411
Deferred taxes (note 11, 14)	-	121,288
	1,156,927	1,971,995
Deferred financing fees	30,000	-
Deferred taxes (note 11, 14)	-	527,419
Equipment (note 5)	466,422	595,901
Investments	48,752	43,654
	$1,702,101	$3,138,969
LIABILITIES
Current
Accounts payable	$781,088	$958,258
Shareholder loan (note 6)	161,779	-
Loans payable - current (note 7)	1,493,511	1,367,178
Promissory note (note 8)	180,000	-

	2,616,378	2,325,436
Accrued Severance	104,469	-
Loans Payable (note 7)	515,274	51,492
Convertible Debenture (note 9)	30,000	-
	3,266,121	2,376,928
STOCKHOLDERS’ DEFICIT
Capital Stock (note 10)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 40,629,877 common shares (20,314,300 in 2004)	40,629	20,314
Paid-in Capital	5,243,316	4,427,330
Treasury Stock	(105,185)	-
Accumulated Other Comprehensive Loss	(48,349)	8,438
Accumulated Deficit	(6,694,431)	(3,694,041)
	(1,564,020)	762,041
	$1,702,101	$3,138,969

CINTEL CORP.
Consolidated Statements of Operations
Six Months Ended June 30, 2005 and 2004

	Restated (note 14)
	2005	2004
Revenue
Merchandise	$326,626	$638,634
Finished goods	197,703	147,571
Services	21,644	23,291
	$545,973	$809,496
Cost of Sales
Merchandise	$277,399	$635,996
Finished goods	76,369	149,184
	353,768	785,180
Gross Profit	192,205	24,316
Expenses
Salaries and employee benefits	285,360	225,616
Office and general	208,150	121,480
Professional fees	195,376	89,309
Travel	152,270	35,140
Depreciation	112,637	102,604
Amortization of deferred financing fees	90,000	-
Taxes and dues	49,595	8,337
Research and development	-	193,149
	1,093,388	775,635
Operating Loss	(901,183)	(751,319)
Other
Interest and other income	6,258	10,265
Foreign exchange	-	(1,094)
Interest expense	(166,783)	(50,017)
	(160,525)	(40,846)
Loss Before Income Taxes	(1,061,708)	(792,165)
Deferred income taxes recoverable	-	116,000
Net Loss	$(1,061,708)	$(676,165)
Basic Loss per Share	$(0.03)	$(0.03)
Fully Diluted Loss per Share	$(0.03)	$(0.03)
Weighted Average Number of Shares (note 10)	32,364,447	20,314,300

CINTEL CORP.
Consolidated Statements of Operations
Three Months Ended June 30, 2005 and 2004

	Restated (note 14)
	2005	2004
Revenue
Merchandise	$214,622	$422,517
Finished goods	197,703	64,534
Services	7,130	15,649
	$419,455	$502,700
Cost of Sales
Merchandise	$165,721	$427,955
Finished goods	76,369	58,267
	242,090	486,222
Gross Profit	177,365	16,478
Expenses
Salaries and employee benefits	137,108	104,953
Office and general	109,500	80,984
Travel	106,876	20,615
Professional fees	71,025	38,090
Depreciation	56,887	51,696
Amortization of deferred financing fees	30,000	-
Taxes and dues	16,813	3,101
Research and development	-	59,754
	528,209	359,193
Operating Loss	(350,844)	(342,715)
Other
Interest and other income	4,799	3,263
Foreign exchange	-	(281)
Interest expense	(91,934)	(26,127)
	(87,135)	(23,145)
Loss Before Income Taxes	(437,979)	(365,860)
Deferred income taxes recoverable	-	48,000
Net Loss	$(437,979)	$(317,860)
Basic Loss per Share	$(0.01)	$(0.02)
Fully Diluted Loss per Share	$(0.01)	$(0.02)
Weighted Average Number of Shares (note 10)	37,036,394	20,314,300

CINTEL CORP.
Consolidated Statements of Stockholders’ Deficit
Six Months Ended June 30, 2005 and 2004

			Paid in		Accumulated
			Capital in		Other		Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity
Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Foreign exchange on translation	-	-	-	-	47,065	-	47,065
Net loss	-	-	-	-	-	(676,165)	(676,165)
Balance, June 30, 2004	20,314,300	$20,314	$4,427,330	$-	8,438	$(3,694,041)	$762,041
Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 14)	-	-	-	-	(91,166)	(843,591)	(934,757)
	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued as repayment of promissory note (note 8)	11,283,095	11,283	348,717	-	-	-	360,000
Conversion of convertible debenture into common stock (note 9)	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees’ stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	18,991	-	18,991
Net loss	-	-	-	-	-	(1,061,708)	(1,061,708)
Balance, June 30, 2005
-restated (note 14)	40,629,877	$40,629	$5,243,316	$(105,185)	(48,349)	$(6,694,431)	$(1,564,020)

CINTEL CORP.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004

	Restated (note 14)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,061,708)	$(676,165)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	112,637	102,604
Amortization of financing fees	90,000	-
Common shares issued for consulting services	117,001	-
Net Changes in Assets & Liabilities
Accounts receivable	311,060	1,077,141
Inventory	28,418	(69,382)
Prepaid and sundry assets	60,092	70,039
Loans receivable	-	(8,251)
Deferred taxes	-	(135,198)
Accounts payable	(43,259)	(692,619)
Accrued severance	(18,019)	-
	(403,778)	(331,831)
Cash Flows from Investing Activities
Acquisition of equipment	(356)	(28,974)
Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Proceeds from loans payable	273,270	60,313
Proceeds from convertible debenture - net	30,000	-
Repayment of promissory note - net	(160,000)	-
Advances from shareholder loan	131,472	-
Proceeds from common shares issued for repayment of convertible debenture	210,000	-
Proceeds from common shares issued for repayment of promissory note	360,000	-
Repurchase of employees’ stocks	(105,185)	-
	499,557	60,313
Foreign Exchange on Cash and Cash Equivalents	(2,828)	8,375
Net Increase (Decrease) in Cash and Cash Equivalents	92,595	(292,117)
Cash and Cash Equivalents - beginning of period	281,387	534,567
Cash and Cash Equivalents - end of period	$373,982	$242,450
Interest and Income Taxes Paid:
Interest paid	$107,084	$50,017
Income taxes paid	$-	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

1.	Operations and Business

Cintel Corp., formerly Link2 Technologies, Inc. (‘the Company’), was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from ‘Great Energy Corporation International’ to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the ‘Agreement’) with Cintel Co., Ltd., (‘Cintel Korea’) a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company from the shareholders of 100% of the issued and outstanding capital stock of Cintel Korea. In exchange, the shareholders of Cintel Korea received 16,683,300 shares of the Company. As a result, the shareholders of Cintel Korea controlled 82% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)

c)	Unit of Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

d)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

e)	Revenue Recognition

The Company recognizes revenues upon delivery of merchandise sold, and when services are rendered for maintenance contracts.

f)	Cash and Cash Equivalents

Cash and highly liquid investment with an initial maturity period of 90 days or less are considered cash equivalents and recorded at cost.

g)	Investments

Investments in available-for-sale securities are being recorded in accordance with FAS-115 ‘Accounting for Certain Investments in Debt and Equity Securities’. Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)

j)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

k)	Currency Translation

The Company’s functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

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

The Company accounts for income taxes pursuant to SFAS No. 109, ‘Accounting for Income Taxes’. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)

n)	Earnings or Loss per Share

The Company adopted FAS No.128, ‘Earnings per Share’ which requires disclosure on the financial statements of ‘basic’ and ‘diluted’ earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

o)	Concentration of Credit Risk

SFAS No. 105, ‘Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk’, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

The Company’s provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management’s forecasts.

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

In November 2004, the FASB issued SFAS No. 151, ‘Inventory Costs - an amendment of ARB No. 43, Chapter 4’ (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, ‘Inventory Pricing,’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term ‘so abnormal’ was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘so abnormal.’ In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company’s consolidated financial statements.

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)

In December 2004, the FASB issued SFAS No. 153, ‘Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29’ (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, ‘Share-Based Payment’ (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Cash and cash equivalents

Included in cash and cash equivalents is cash restricted for use by the Company of $135,786 (2004 - $121,590). The fund is being held as security for one of the bank loans as described in note 7. The loan will mature on August 12, 2005. As at June 30, 2005, the amount outstanding was $543,144 (2004 - $602,000).

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

4.	Inventory

Inventory includes $10,419 (2004 - $14,656) of merchandise and $257,014 (2004 - $202,603) of raw materials.

5.	Equipment

Equipment is comprised as follows:

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and fixtures	$44,768	$26,538	$23,799	$18,414
Equipment	637,418	538,891	558,931	400,601
Vehicles	15,012	15,010	13,443	12,098
Software	710,830	361,167	622,735	191,894
	$1,408,028	$941,606	$1,218,908	$623,007
Net carrying amount		$466,422		$595,901

6.	Shareholder Loan

The loan from the chief executive officer, who is also a 11% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

			2005	2004
	Current	Long-term	Total	Total
Bank loans	$1,125,084	$-	$1,125,084	$1,302,750
Promissory note	39,000	-	39,000	39,000
Government loans (#1, 2, & 3)	61,932	38,256	100,188	89,713
Discount of interest-free government loans	(1,342)	(7,932)	(9,274)	(12,793)
Note payable #1	-	484,950	484,950	-
Notes payable (#2 & 3)	268,837	-	268,837	-
	$1,493,511	$515,274	$2,008,785	$1,418,670

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

7.	Loans Payable (cont’d)

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
June 30, 2005 and 2004

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

The promissory note has been repaid as follows:

Balance - June 30, 2004	-
Issued - November 2004	$400,000
Payments by issuance of shares - quarter
ended December 2004	(60,000)
$340,000
Advances - quarter ended March 2005	50,000
Payments by issuance of shares - quarter
ended March 2005	(170,000)
Advances - quarter ended June 2005	150,000
Payments by issuance of shares - quarter
ended June 2005	(190,000)
Balance - June 30, 2005	$180,000

9.	Convertible Debenture

Pursuant to SFAS No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’ the Company accounts for the convertible debenture as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible debenture has a face value of $240,000 with an annual coupon rate of 5%, and both principal and interest are to be repaid either in cash or common shares by August 4, 2007.

The debenture has been repaid as follows:

Issued - February 2005	240,000
Converted - quarter ended March 2005	(140,000)
Converted - quarter ended June 2005	(70,000)
Balance - June 30, 2005	$30,000

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

10.	Capital Stock (cont’d)

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

10.	Capital Stock (cont’d)

In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

In June 2005, the Company issued 3,268,031 common shares upon the repayment of $80,000 of the promissory note as described in note 8.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with SFAS 123 ‘Accounting for Stock - Based Compensation’ and SFAS 148 ‘Accounting for Stock - Based compensation - Transition and Disclosure.’ Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

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

CINTEL CORP.
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

10.	Capital Stock (cont’d)

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
June 30, 2005 and 2004

11.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, ‘Accounting for Income Taxes’. This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not more likely than not that they will be realized.

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

The Company has deferred income tax assets as follows:

	2005	2004
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$214,829	220,892
Other timing differences	154,439	62,707
Net operating loss carryforwards	726,928	365,108
	$1,096,196	648,707
Valuation Allowance (note 14)	(1,096,196)	-
	-	648,707

12.	Contingent Liabilities and Commitments

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

c)
On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company’s discretion through the sale of the Company’s common stock to Cornell. As at June 30, 2005, $550,000 has been advanced in the form of promissory note as described in note 8.

13.	Comparative Information

Certain figures for the period ended June 30, 2004 have been reclassified to conform with the current year’s financial statement presentation.

14.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance to $1,096,196 from nil (note 11); to decrease deferred tax assets on the consolidated balance sheets to nil from $1,096,196 (comprised of $208,146 current and $888,050 long term); and to decrease the deferred income taxes recoverable from $169,873 to an expense of nil on the consolidated income statements.

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

Although management believes the ITM market continues to expand globally, the company’s financial performance is down largely due to a lack of diversification in its products and markets, concentrating execution risk unnecessarily on only a handful of large customers. In accordance with the directive of the board of directors, management will use the balance of fiscal year 2005 to expand its products and markets that it participates in going forward. Additionally, we will have some new distribution and reseller partners in the USA soon. CinTel must better leverage its solid distribution channels and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, such as Enterprise Content Management (ECM), Business Intelligence, security solution and broadband access solutions. We believe these areas will continue to experience growth in the current IT environment. Geographically CinTel will enter the US market with its iCache and PacketCruz product with other solution relatively security and distributed product. Additionally, CinTel will research other markets to enter where we can leverage our distribution channels and product strengths.

Operations for the next twelve months

Our financial plan for the next twelve months depends on important assumptions, most of which are shown in the following table. The key underlying assumptions are:

•	We assume a slow-growth economy without major recession.

•	We assume there are no unexpected discoveries in technology to make our products immediately obsolete.

•	We expect the global IT spending environment to remain flat to slightly above this year’s levels.

•
Nature and Limitation of Projections -This financial projection is based on sales volume at the levels described in the revenue section and presents, to the best of management’s knowledge and belief, the company’s expected assets, liabilities, capital, revenues, and expenses. The projections reflect management’s judgment of the expected conditions and its expected course of action, given these assumptions.

•
Revenues - The Company’s revenues are derived primarily from the sale of IT solutions to enterprise customers. Revenue projections are based on the 2005 sales in the comparable market nationwide, based on industry average. The exact numbers can be found in the Sales Forecast table and chart section.

•
Expenses - The Company’s expenses are primarily those of salaries, sales commissions, development costs, operating costs, and administrative costs. Other expenses are based on management’s estimates and industry averages.

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

Income/loss elements not a part of regular business operations

Although in the normal course of business there will always be a percentage of receivables that will go uncollected, a significant amount was written off the books this fiscal year. This was due to the downturn in Korea’s IT climate that began a few years ago, and these companies were never able to recover from that, and management has conceded and recognized the fact. This is not a symptom of poor vendor qualification.

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