Form 10QSB/A
period 2005-09-30
CINTEL CORP
filed 2007-02-09
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
 COMMISSION FILE NUMBER: 333-100046

CINTEL CORP.

NEVADA	52-2360156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
(Address of principal executive offices)

Issuer's telephone number: (502) 657-6077

WITH COPIES TO:

Gregory Sichenzia, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 26, 2005, the issuer had 41,834,102 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 21, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to write-off certain tax benefits recognized in the year ended December 31, 2004.

We have not updated the information contained herein for events occurring subsequent to November 21, 2005, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cintel Corp.

We have reviewed the accompanying consolidated balance sheet of Cintel Corp. and subsidiaries (the "Company") as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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
November 9, 2005 except as to note 13
which is as of February 2, 2007

CINTEL CORP.
Consolidated Balance Sheets
September 30, 2005 and 2004

	Restated (note 13)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$143,192	$258,725
Accounts receivable (net of allowance for doubtful accounts of
$1,013,918; 2003 - $414,133)	684,175	1,330,677
Inventory (note 4)	212,399	250,974
Prepaid and sundry assets	200,035	110,706
Loans receivable	9,635	4,846
Deferred taxes (note 10, 13)	-	118,412
	1,249,436	2,074,340
Deferred taxes (note 10, 13)	-	576,743
Equipment (note 5)	411,860	555,273
Investments	48,204	43,609
	$1,709,500	$3,249,965
LIABILITIES
Current
Accounts payable	$1,217,945	$1,008,171
Customer deposits	191,800	-
Loans payable - current (note 6)	1,430,542	1,549,820
Shareholder loan (note 7)	179,902	-
	3,020,189	2,557,991
Accrued Severance	63,985	-
Loans Payable (note 6)	509,484	51,439
Convertible Debenture (note 8)	30,000	-
	3,623,658	2,609,430
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 9)	41,833	20,944
Paid in Capital	5,277,110	4,486,600
Treasury Stock	(105,185)	-
Accumulated Other Comprehensive Income	(25,376)	6,145
Accumulated Deficit	(7,102,540)	(3,873,154)
	(1,914,158)	640,535
	$1,709,500	$3,249,965

CINTEL CORP.
Consolidated Statement of Operations
Nine Months Ended September 30, 2005 and 2004

	Restated (note 13)
	2005	2004
Revenue
Merchandise	957,125	798,712
Finished goods	$264,392	$535,537
Services	29,396	33,941
	$1,250,913	$1,368,190
Cost of Sales
Merchandise	833,462	780,190
Finished goods	$170,188	$396,771
	1,003,650	1,176,961
Gross Profit	247,263	191,229
Expenses
Office and general	408,554	167,671
Salaries and employee benefits	378,410	341,072
Professional fees	222,087	168,934
Travel	170,135	35,378
Depreciation	163,521	149,908
Amortization of deferred financing fees	120,000	-
Taxes and dues	52,426	15,058
Research and development	-	230,978
	1,515,133	1,108,999
Operating Loss	(1,267,870)	(917,770)
Other
Interest and other income	7,594	12,338
Foreign exchange	-	(1,093)
Interest expense	(209,541)	(111,753)
	(201,947)	(100,508)
Loss Before Income Taxes	(1,469,817)	(1,018,278)
Deferred income taxes recoverable	-	163,000
Net Loss	$(1,469,817)	$(855,278)
Basic Loss per Share	$(0.05)	$(0.04)
Weighted Average Number of Shares (note 9)	32,323,055	20,455,411

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended September 30, 2005 and 2004

	Restated (note 13)
	2005	2004
Revenue
Merchandise	630,499	160,080
Finished goods	$66,689	$387,965
Services	7,752	10,650
	$704,940	$558,695
Cost of Sales
Merchandise	556,063	150,325
Finished goods	$93,819	$232,524
	649,882	382,849
Gross Profit	55,058	175,846
Expenses
Office and general	200,404	55,123
Salaries and employee benefits	93,050	115,456
Travel	17,865	238
Depreciation	50,884	47,304
Amortization of deferred financing fees	30,000	-
Professional fees	26,711	79,625
Taxes and dues	2,831	6,723
Research and development	-	37,829
	421,745	342,298
Operating Loss	(366,687)	(166,452)
Other
Interest and other income	1,336	2,073
Interest expense	(42,758)	(61,735)
	(41,422)	(59,662)
Loss Before Income Taxes	(408,109)	(226,114)
Deferred income taxes recoverable	-	47,000
Net Loss	$(408,109)	$(179,114)
Basic Loss per Share	$(0.01)	$(0.01)
Weighted Average Number of Shares (note 9)	41,240,272	20,737,634

CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2005 and 2004

	Number of Shares	Capital Stock	Paid in Capital in Excess of Par value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting
services	630,000	630	59,270	-	-	-	59,900
Foreign exchange on translation	-	-	-	-	44,772	-	44,772
Net loss	-	-	-	-	-	(855,278)	(855,278)
Balance, Sep 30, 2004	20,944,300	$20,944	$4,486,600	$-	6,145	$(3,873,154)	$640,535
Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement
(note 13)	-	-	-	-	(91,166)	(843,591)	(934,757)
	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting
services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting
services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting
services - Sep 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued as repayment
of promissory note	11,987,320	11,987	368,011	-	-	-	379,998
Conversion of convertible debenture
into common stock (note 8)	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	41,964	-	41,964
Net loss	-	-	-	-	-	(1,469,817)	(1,469,817)
Balance, June 30, 2005
-restated (note 13)	41,834,102	$41,833	$5,277,110	$(105,185)	(25,376)	$(7,102,540)	$(1,914,158)

CINTEL CORP.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005 and 2004

	Restated (note 13)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,469,817)	$(855,278)
Adjustments for working capital and non-cash items:
Depreciation	163,521	149,908
Amortization of financing fees	120,000	-
Common stock issued for consulting services	131,999	59,900
Net Changes in Assets & Liabilities
Accounts receivable	(99,091)	1,071,040
Inventory	81,325	(96,871)
Prepaid and sundry assets	85,190	45,339
Deferred taxes	-	(163,000)
Accounts payable	412,935	(695,097)
Accrued severance	(58,026)	-
	(631,964)	(484,059)
Cash Flows from Investing Activities
Acquisition of equipment, net	(14,006)	2,910
Loans receivable	(9,849)	(4,803)
	(23,855)	(1,893)
Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Proceeds from convertible debenture - net	240,000	-
Repayment of promissory note - net	40,000	-
Repurchase of employees' stocks	(105,185)	-
Customer deposits	196,064	-
Loans payable	237,691	193,286
Shareholder loan	150,570	-
	519,140	193,286
Foreign Exchange on Cash and Cash Equivalents	(1,516)	16,824
Net Decrease in Cash and Cash Equivalents	(138,195)	(275,842)
Cash and Cash Equivalents - beginning of year	281,387	534,567
Cash and Cash Equivalents - end of year	$143,192	$258,725
During the year, the company had cash flows arising
from interest and income taxes paid as follows:
Interest paid	$209,541	$107,877
Income taxes paid	$-	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

1.	Operations and Business

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

Inventory includes $5,427 (2004 - $17,846) of merchandise and $206,972 (2004 - $233,128) of raw materials.

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

5.	Equipment

	Cost	2005 Accumulated Depreciation	Cost	2004 Accumulated Depreciation
Furniture and fixtures	$45,799	$28,074	$34,185	$19,849
Equipment	631,257	547,983	565,651	424,680
Vehicles	14,843	14,841	13,429	12,756
Software	696,737	385,878	622,090	222,797
	1,388,636	976,776	1,235,355	680,082
Net carrying amount		$411,860		$555,273

6.	Loans Payable

			2005	2004
	Current	Long-term	Total	Total
Bank loans	$968,590	$-	$968,590	$1,214,640
Promissory note	39,000	-	39,000	39,000
Government loans (#1, 2 & 3)	61,236	37,826	99,062	89,621
Discount of interest-free
government loans	-	(7,842)	(7,842)	(12,780)
Note payable #1	-	479,500	479,500	-
Notes payable (#2, 3 & 4)	361,716	-	361,716	270,778
	$1,430,542	$509,484	$1,940,026	$1,601,259

Bank Loans

The bank loans bear interest at 7.5% to 21% and mature between November and December 2005. The loans are repayable upon maturity.

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand

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

The debenture has been repaid as follows:

Issued - February 2005	240,000
Converted - quarter ended March 2005	(140,000)
Converted - quarter ended June 2005	(70,000)
Balance - September 30, 2005	$30,000

9.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share (2004 - 50,000,000)

	2005	2004
Issued 41,834,102 common shares (2004 - 20,944,300)	$41,834	$20,944

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

In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the promissory note as described in note . As at June 30, 2005, 13,458,595 common shares have been issued on repayment as described below. The balance of shares held in escrow at June 30, 2005 was 11,541,405.

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

In February 2005, the Company issued 622,200 common shares upon the repayment of $50,000 of the promissory note as described in note.

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, the Company issued 1,485,120 common shares upon the repayment of $80,000 of the promissory note as described in note.

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

In May 2005, the Company issued 2,333,551 common shares upon the repayment of $70,000 of the promissory note as described in note.

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2005 and 2004:
	2005	2004
Outstanding, beginning of year	106,000	106,000
Exercised	-	-
Cancelled	-	-
Outstanding, end of year	106,000	106,000

Weighted average fair value of options granted during the year	$-	$-

Weighted average exercise price of common stock options, beginning of year	$0.62	$0.62

Weighted average exercise price of common stock options granted in the year	$-	$-

Weighted average exercise price of common stock options, end of year	$0.67	$0.67

Weighted average remaining contractual life of common stock options	2 years	3 years

CINTEL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

10. Income Taxes

The Company has deferred income tax assets as follows:

	2005	2004
Deferred income tax assets Research and development expenses amortized over 5 years for tax purposes	$197,242	218,597
Other timing differences	152,713	63,652
Net operating loss carryforwards	799,434	412,906
	$1,149,389	695,155
Valuation allowance (note 13)	(1,149,389)	-
	-	695,155

11.	Contingent Liabilities and Commitments

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

13.	Restatement of the Previously Issued Consolidate Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance to $1,149,389 from nil (note 10); to decrease deferred tax assets on the consolidated balance sheets to nil from $1,149,389 (comprised of $202,024 current and $947,365 long term); and to decrease the deferred income taxes recoverable from $235,181 to an expense of nil on the consolidated income statements.

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

Results of Operations for nine months ended September 30, 2005 compared to nine months ended September 30, 2004
	9/30/2005	9/30/2004
Revenue	1,250,913	1,368,190
Cost of sales	1,003,650	1,176,961
Gross Profit	247,263	191,229
Expenses	1,515,133	1,108,999
Operating (Loss)	(1,267,870)	(917,770)
Loss Before Income Taxes	(1,469,817)	(1,018,278)

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

CINTEL CORP.

Dated: February 9, 2007	By:	/s/ Sang Don Kim
Sang Don Kim
Chief Executive Officer

Dated: February 9, 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang
Principal Financial Officer and
Principal Accounting Officer