Form 10KSB/A
period 2005-12-31
CINTEL CORP
filed 2007-02-09
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to
Form 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________

COMMISSION FILE NUMBER : 333-100046

CINTEL CORP.

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

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ☐

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2006 and amended on December 1, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-KSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

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

iCache is our primary product and was the top performing solution in the prestigious 3rd and 4th annual Cache-offs, a U.S. event hosted by The Measurement-Factory, a worldwide cache benchmark (Polygraph) organization.(http://www.measurement-factory.com/results/public/cacheoff/N04)

PacketCruz(TM) iLog

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
- Enhanced DHCP Server- NAT
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

Product	Cost During 2005	Cost During 2004	Description

iCache	$39,728	$291,361
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

Status of New Product Development

We are developing a proxy system for online game servers. A patent for the acceleration of an online game server was applied for in December 2005 with Korea's national patent bureau. The proxy system is intended to dramatically improve the performance of online game server systems and allow a significantly larger number of simultaneous users. The proxy system will be suitable for massively multi-player online role playing games. We believe the success of some popular massively multi-player online role playing games is currently constrained by the limitations of servers that restricted the total number of simultaneous users. Korea is the largest online game market in the world with world bestseller game like Lineage, Ragnarok from the Korea's first online mug game "Kingdom of Wind" in 1995. (Source: A Study on Global digital Contents:Game by KIP (Korea IT Industry Promotion Agency 2/2006). As CinTel's prospective patent is expected to dramatically improve the performance and capacity of the online game servers, CinTel plans to develop strategic alliances or relationships with leading online game companies either through licensing of the patent or sales and supply of the proxy servers that embed such new technology.

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
(4) "Storage apparatus based on random access memory" (Appln. No.:10-2003-0098024).
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

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Fiscal Quarter	High	Low	High	Low	High	Low
First Quarter Ended March 31	$0.29	$0.14	$0.17	$0.02	$0.70	$0.10
Second Quarter Ended June 30	—	—	$0.08	$0.02	$0.21	$0.07
Third Quarter Ended September 30	—	—	$0.05	$0.02	$0.13	$0.06
Fourth Quarter Ended December 31	—	—	$0.37	$0.03	$0.14	$0.02

Holders

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

In July 2005, we issued 704,225 shares of common stock from escrow upon the repayment of $20,000 of the convertible debenture. The price per share of was calculated as 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five days immediately following the notice of repayment date. This transaction was exempt from registration requirements pursuant toSection 4(2) of the Securities Act, Section 3(a)(9) of the Securities Act and/or Regulation S promulgated pursuant to the Securities Act.

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

Total expenses for the fiscal years ended December 31, 2005 and 2004 totaled approximately $1.7 million and approximately $2.08 million, respectively, resulting in a decrease of $.38 million or 18.3%. The decrease in total expenses in absolute dollars was primarily due to a reduction of fixed charges through restructuring that mainly applied to sales and service related to human resources.

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

• Solid Industry Outlook: The asset management business in Korea is expected to grow at an annual rate of 20% per year until 2035. Korean households are only now beginning to discover (i) that financial assets other than banking deposits are a good investment class as the returns in the stock market in the last two years have demonstrated and (ii) that professionally managed funds offer advantages over self-managed investments.

• Expected Turnaround in Profits: Although since its founding in 1999, Global Asset Management has generated cumulative losses due to the small size of the assets under management, in the first three months of 2006, Global Asset's assets under management has grown by 15%, and it now manages approximately $300 million and expects to manage sufficient funds in the near future to generate significant profits.

• Helpful Co-Investor: The co-investor in Global Asset is Bokwang Co. Ltd. ("Bokwang"), one of the rising investment conglomerates in Korea with interests in several technology manufacturing companies, a convenience store chain with over 5,000 stores, a ski and golf resort and an advertising firm. By establishing a firm working relationship with Bokwang, CinTel anticipates the ability to expand and diversification in new business areas with their support. Currently, Bokwang is assisting CinTel with a bi-directional sales approach of current and potential customers that has introduced CinTel to many of Bokwang's company affiliates.

• Sales Referrals from Global Asset: With Global Asset's business related to investments in promising new companies CinTel has gained access to several new target potential acquisitions, mergers and strategic alliance partners.

• Experienced Management Team: Global Asset is reconstructing the entire investment team. The management has added several new investment teams with proven track records. We believe these teams will bring a core of new investments into the portfolio of the operations.

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Sang Don Kim, President	2005	$72,000	0	0	0	0	0	0
Chief Executive Officer	2004	$50,000	0	0	0	0	0	0
and Director	2003	$50,000	0	0	0	0	0	0

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

Name of Beneficial Owners	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea	5,088,617		12.0%

Equinox Partners Inc.
12FL., Anje Tower, 718-2
Yeoksam-Dong, Kangnam-Gu
Seoul, Korea	2,817,000	(2)	6.2%

Joo Chan Lee
Mokdong Apt. 1109Dong 1405Ho
Shinjeong-Dong, Yangcheon-Gu
Seoul, Korea	3,200,000	(3)	7.0%

Jun Ro Kim
#1609-1, Chambord APT 202 ho
Seocho dong, Seocho-Gu
Seoul, Korea	3,450,000	(4)	7.5%

Kei Wook Lee
#433, New Hyundai APT 108-1202
Apgujung-dong, Kangnam-Gu
Seoul, Korea	2,254,143	(5)	5.1%

KTB Network Co., Ltd.
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea	4,305,570	(6)	10.1%

Sang Ho Han
13 Quediey Ct.
Eastern Beach Auckland, New Zealand	3,450,000	(4)	7.5%

Tai Bok Kim
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea	19,400,000	(7)	31.4%
All named executive officers and directors as a group (1 person)	5,088,617		12.0%

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

4.1
Standby Equity Distribution Agreement, dated August 4, 2004, between Cornell Capital Partners, L.P. and the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.2
$240,000 principal amount Compensation Debenture, due August 4, 2007, issued to Cornell Capital Partners, L.P., in connection with the Standby Equity Distribution Agreement (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119002), filed with the Securities and Exchange Commission on September 15, 2004)

4.3	Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.4	Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

4.5	Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.6	Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.7	Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.8	Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.9	Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.10
Convertible Note in the principal amount of $192,864 issued to Woo Young Moon (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.11	Convertible Note in the principal amount of $336,000 issued to Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.12	Convertible Note in the principal amount of $483,000 issued to Sang Ho Han (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.13	Convertible Note in the principal amount of $483,000 issued to Jun Ro Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.14	Convertible Note in the principal amount of $483,000 issued to Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

4.15
Convertible Note in the principal amount of $2,082,500 issued to Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.16	Convertible Note in the principal amount of $280,000 issued to Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.17	Convertible Note in the principal amount of $281,065 issued to Sang Yong Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.18	Convertible Note in the principal amount of $246,400 issued to JungMi Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.19
Convertible Note in the principal amount of $59,172 issued to Sung Min Chang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.20	Convertible Note in the principal amount of $246,400 issued to Eun Suk Shin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.21
Convertible Note in the principal amount of $492,800 issued to Overnet Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.22	Convertible Note in the principal amount of $98,620 issued to Yeun Jae Jo (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.23
Convertible Note in the principal amount of $985,950 issued to Equinox Partners Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.24	Convertible Note in the principal amount of $788,950 issued to Kei Wook Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

4.25	Convertible Note in the principal amount of $492,800 issued to SeokKyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26
Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1
Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Sang Yon Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.2
Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.3
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Meung Jun Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.4
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jin Yong Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.5
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Su Jung Jun (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.6
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Se Jung Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.7
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sun Kug Hwang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.8
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Woo Young Moon (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.9
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.10
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sang Ho Han (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.11
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jun Ro Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.12
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.13
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.14
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.15
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sang Yong Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.16
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and JungMi Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.17
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sung Min Chang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.18
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Eun Suk Shin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.19
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Overnet Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.20
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Yeun Jae Jo (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.21
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Equinox Partners Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.22
Securities Purchase Agreement dated December 16, 2005 by and among Cintel Corp. and Kei Wook Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.23
Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and SeokKyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.24
Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006)

21.1	Subsidiaries (Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

CINTEL CORP.

Date: February 9, 2007	By:	/s/ Sang Don Kim
Sang Don Kim President, Chief Executive Officer and Director

Date: February 9, 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sang Don Kim	President, Chief Executive	February 9, 2007
Sang Don Kim	Officer and Director

/s/ Kyo Jin Kang	Chief Financial Officer and	February 9, 2007
Kyo Jin Kang	Principal Accounting Officer

/s/ Sang Yong Oh
Sang Yong Oh	Director	February 9, 2007

/s/ Kwang Hee Lee
Kwang Hee Lee	Director	February 9, 2007

CINTEL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 (Restated) AND 2004 (Restated)

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

Toronto, Canada	"SF Partnership, LLP" CHARTERED ACCOUNTANTS
March 27, 2006 except as to note 14 which is as of November 13, 2006 and note 15 which is as of February 2, 2007.

CINTEL CORP.
Consolidated Balance Sheets
December 31, 2005 and 2004

	Restated (note 14)2005	Restated (note 15) 2004
ASSETS
Current
Cash and cash equivalents (note 3)	$3,489,449	$281,387
Accounts receivable (net of allowance for doubtful accounts of $1,048,068; 2004 - $970,421)	1,023,460	595,291
Inventory (note 4)	448,575	296,858
Prepaid and sundry assets	364,113	165,521

	5,325,597	1,339,057
Equipment (note 5)	580,559	567,494
Investments (note 6)	2,528,078	49,013

	$8,434,234	$1,955,564

LIABILITIES
Current
Accounts payable	$959,904	$827,238
Shareholder loan	-	33,153
Loans payable - current (note 7)	651,994	1,705,027
Convertible debentures (note 8)	-	340,000

	1,611,898	2,905,418
Accrued Severance	69,356	122,777
Loans Payable (note 7)	38,654	30,488
Convertible Debentures (note 8)	8,853,191	-

	10,573,099	3,058,683

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 42,379,354 common shares (23,409,800 in 2004)	42,378	23,409
Paid-in Capital	5,351,058	4,573,535
Treasury Stock	(5,630)	-
Accumulated Other Comprehensive Loss	10,984	(67,340)
Accumulated Deficit	(7,537,655)	(5,632,723)

	(2,138,865)	(1,103,119)

	$8,434,234	$1,955,564

(The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	Restated (note 14)	Restated (note 15)
	2005	2004
Revenue
Merchandise	$1,594,311	$854,926
Finished goods	546,942	625,202
Services	67,207	45,375

	2,208,460	1,525,503

Cost of Sales
Merchandise	1,459,216	832,336
Finished goods	415,235	497,003

	1,874,451	1,329,339

Gross Profit	334,009	196,164

Expenses
Office and general	442,322	665,064
Salaries and employee benefits	374,866	454,766
Professional fees	329,889	270,556
Travel	206,878	70,244
Depreciation	198,375	154,392
Taxes and dues	44,879	13,034
Research and development	99,320	448,248

	1,696,529	2,076,304

Operating Loss	(1,362,520)	(1,880,140)

Other
Interest and other income	(18,133)	(21,790)
Foreign exchange	3,978	1,122
Interest expense	309,279	215,615
Amortization of deferred financing fees	150,000	-
Employee benefit on repurchase of common stock	97,288	-

	542,412	194,947

Loss Before Income Taxes	(1,904,932)	(2,075,087)
Deferred income taxes	-	539,760

Net Loss	$(1,904,932)	$(2,614,847)

Basic Loss per Share	$(0.05)	$(0.13)

Fully Diluted Loss per Share	$(0.05)	$(0.13)

Weighted Average Number of Shares (note 9)	37,029,588	20,882,600

(The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004

			Paid in		Accumulated
			Capital in		Other		Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting services	920,000	920	88,380	-	-	-	89,300
Conversion of convertible debentures into common stock	2,175,500	2,175	57,825	-	-	-	60,000
Foreign exchange on translation -restated (note 15)	-	-	-	-	(28,713)	-	(28,713)
Net loss - restated (note 15)	-	-	-	-	-	(2,614,847)	(2,614,847)

Balance, December 31, 2004 - restated (note 15)	23,409,800	$23,409	$4,573,535	$-	(67,340)	$(5,632,723)	$(1,103,119)

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,363)
Adjustment due to restatement (note 14)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,120)
Common shares issued for consulting services -quarter ended March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services -quarter ended June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting services -quarter ended September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued for consulting services -quarter ended December 31, 2005	400,000	400	35,600	-	-	-	36,000
Conversion of convertible debenture into common stock	4,092,234	4,092	244,400	-	-	-	248,492
Repurchase of employee's stocks	-	-	-	(5,630)	-	-	(5,630)
Conversion of convertible debenture into common stock (note 8)	11,987,320	11,988	368,012	-	-	-	380,000
Foreign exchange on translation	-	-	-	-	78,324	-	78,324
Net loss	-	-	-	-	-	(1,904,932)	(1,904,932)

Balance, December 31, 2005 - restated (note 14)	42,379,354	$42,378	$5,351,058	$(5,630)	10,984	$(7,537,655)	$(2,138,865)

(The accompanied notes of the financial statements are an integral part of these statements.)

CINTEL CORP.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	Restated (note 14)	Restated (note 15)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,904,932)	$(2,614,847)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	233,612	257,298
Amortization of deferred financing fees	190,868	7,078
Common shares issued for consulting services	168,001	88,380
Net Changes in Assets & Liabilities
Accounts receivable	(356,361)	1,937,334
Inventory	(144,594)	(112,468)
Prepaid and sundry assets	(194,648)	1,445
Deferred taxes	-	539,889
Accounts payable	130,350	(855,711)
Accrued severance	(54,632)	(12,520)

	(1,932,336)	(764,122)

Cash Flows from Investing Activities
Acquisition of investments	(2,441,250)	-
Acquisition of equipment	(221,450)	(18,988)

	(2,662,700)	(18,988)

Cash Flows from Financing Activities
Repurchase of employee's stocks	(5,630)	-
Loans payable	(1,057,032)	144,250
Proceeds from convertible debentures	9,053,191	300,988
Repayment of convertible debentures	(160,000)	-
Shareholder loan	(33,201)	29,920

	7,797,328	475,158

Foreign Exchange on Cash and Cash Equivalents	5,770	54,771

Net Increase (Decrease) in Cash and Cash Equivalents	3,208,062	(253,181)
Cash and Cash Equivalents - beginning of year	281,386	534,567

Cash and Cash Equivalents - end of year	$3,489,448	$281,386

Interest and Income Taxes Paid:
Interest paid	$268,411	$252,444

Income taxes paid	$-	$-

Supplemental schedule of noncash financing activities
Conversion of convertible debenture to common stock	$628,492	$60,000

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

b)	In 2004, the company provided $136,514 as security for one of the bank loans as described in note 7. As at December 31, 2004, the amount outstanding was $614,313. In 2005, the bank loan was repaid.

4.	Inventory

Inventory includes $292,687 (2004 - $18,423) of merchandise and $155,888 (2004 - $278,434) of raw materials.

5.	Equipment

Equipment is comprised as follows:

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$67,168	$30,295	$38,421	$24,224
Equipment	848,147	601,952	638,797	502,174
Vehicle	16,647	-	15,093	15,091
Software	690,498	409,654	679,214	262,542

	$1,622,460	$1,041,901	$1,371,525	$804,031

Net carrying amount		$580,559		$567,494

Depreciation expenses included in general and administrative expense, costs of sales, and research and development expenses are $173,513 (2004- $132,444), $35,237 (2004 - $25,543), and $Nil (2004 - $47,796) respectively.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

6. Investments Available for Sale

	2005	2004
Stock #1	$2,478,250	$-
Stock #2	49,565	48,755
Other miscellaneous	263	258

	$2,528,078	$49,013

Stock #1 represents 500,000 shares, 20% ownership and major shareholder of a private Korean company which is carried at cost.

Stock #2 represents a minority interest in a private Korean company which is carried at cost.

7.	Loans Payable

			2005	2004
	Current	Long-term	Total	Total

Bank loan	$594,780	$-	$594,780	$1,296,883
Promissory Note	39,000	-	39,000	39,000
Note payable	14,374	-	14,374	308,229
Government loans	-	39,100	39,100	100,726
Discount of interest-free government loans	-	(8,106)	(8,106)	(9,323)
Vehicle Loan	3,840	7,660	11,500	-

	$651,994	$38,654	$690,648	$1,735,515

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

	Conversion	Conversion
	Price	Date	Maturity date	Amount

Convertible note #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible notes #2	0.04	4/17/2007	10/17/2008	440,000
Convertible notes #3	0.14	4/17/2007	10/17/2008	2,161,334
Convertible notes #4	0.35	5/17/2007	11/17/2008	5,759,057

Total				$8,853,191

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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

9.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share

	2005	2004
Issued
42,379,354 common shares (2004 - 23,409,800)	$42,378	$23,409

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

The Company has deferred income tax assets as follows:

	Restated 2005	Restated 2004
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$249,157	246,836
Other timing differences	(51,836)	155,267
Net operating loss carryforwards	1,681,864	532,654

	1,879,185	934,757
Valuation Allowance (note 14 and 15)	(1,879,185)	(934,757)

	$-	-

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

11.	Major Customers

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

2006	$83,052

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

14.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that at December 31, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $1,879,185 from $657,039 (note 10); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,222,146 (comprised of $10,453 current and $1,211,693 long term); and to decrease the deferred income taxes recoverable from $267,800 to an expense of nil on the consolidated income statements.

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

15.	Restatement of Comparative Figures

On further consideration, the Company determined that at December 31, 2004 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $934,757 from nil (note 10); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $934,757 (comprised of $216,976 current and $717,781 long term); and to decrease the deferred income taxes recoverable from $303,831 to an expense of $539,760 on the 2005 comparative consolidated income statements.