Form 10QSB/A
period 2006-03-31
CINTEL CORP
filed 2007-02-09
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to
Form 10-QSB

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

Issuer’s telephone number: (502) 657-6077

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 42,879,654 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006 and amended on December 1, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cintel Corp.

We have reviewed the accompanying consolidated balance sheet of Cintel Corp. and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

“SF PARTNERSHIP, LLP”

Toronto, Canada	CHARTERED ACCOUNTANTS
May 10, 2006 except as to note 13
which is as of November 13, 2006, and note 14 which is as of February 2, 2007.

CINTEL CORP.
Consolidated Balance Sheets
March 31, 2006 and 2005

	Restated (note 13)	Restated (note 14)
	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$1,793,396	$141,789
Short term investment	291,427	-
Accounts receivable (net of allowance for doubtful accounts of $1,087,980; 2003 - $972,014)	3,340,302	326,192
Inventory (note 4)	489,017	290,032
Prepaid and sundry assets	728,995	257,842
Loans receivable (note 5)	154,358	-

	6,797,495	1,015,855
Deferred Financing Fees	-	60,000
Investments (note 7)	2,624,350	49,094
Equipment (note 8)	552,312	513,218

	$9,974,157	$1,638,167

LIABILITIES
Current
Accounts payable	$2,532,854	$873,358
Convertible Debenture	-	320,000
Loans payable - current (note 9)	666,789	1,630,679
Shareholder loan	-	114,079

	3,199,643	2,938,116
Accrued Severance	74,788	125,315
Loans Payable (note 9)	39,121	30,538
Convertible Debenture (note 10)	8,853,191	-

	12,166,743	3,093,969

STOCKHOLDERS’ DEFICIENCY
Capital Stock (note 11)	42,379	30,324
Paid in Capital	5,351,058	4,941,120
Treasury Stock	(5,630)	(105,185)
Accumulated Other Comprehensive Income	257,430	(65,609)
Accumulated Deficit	(7,837,823)	(6,256,452)

	(2,192,586)	(1,455,802)

	$9,974,157	$1,638,167

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended March 31, 2006 and 2005

	Restated (note 13)	Restated (note 14)
	2006	2005
Revenue
Merchandise	$2,218,198	$112,004
Finished goods	75,469	-
Services	28,032	14,514

	2,321,699	126,518

Cost of Sales
Merchandise	2,137,305	111,678
Finished goods	50,724	-

	2,188,029	111,678

Gross Profit	133,670	14,840

Expenses
Salaries and employee benefits	182,911	148,252
Professional fees	100,667	124,351
Office and general	95,914	98,650
Depreciation	51,414	55,750
Travel	31,425	45,394
Research and development	18,641	-
Taxes and dues	121	32,782

	481,093	505,179

Operating Loss	(347,423)	(490,339)

Other Expense (Income)
Interest and other income	(109,416)	(1,459)
Foreign exchange	(3,344)	-
Interest expense	12,073	74,849
Amortization of deferred financing fees	30,000	60,000

	(70,687)	133,390

Loss Before Income Taxes	(276,736)	(623,729)

Current	23,432	-

Net Loss	$(300,168)	$(623,729)

Basic Loss per Share	$(0.01)	$(0.02)

Fully Diluted Loss per Share	$(0.01)	$(0.02)

Weighted Average Number of Shares (note 11)	42,379,354	27,692,499

Fully Diluted Weighted Average Number of Shares (note 11)	42,379,354	27,692,499

CINTEL CORP.
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006 and 2005

			Paid in		Accumulated
			Capital in		Other	Restated	Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 14)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services	640,000	640	63,860	-	-	-	64,500
Conversion of convertible debentures into common stock	4,369,744	4,370	165,630	-	-	-	170,000
Conversion of convertible debentures into common stock	1,905,136	1,905	138,095	-	-	-	140,000
Repurchase of employees’ stock	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	1,731	-	1,731
Net loss	-	-	-	-	-	(623,729)	(623,729)

Balance, March 31, 2005
- restated (note 14)	30,324,680	$30,324	$4,941,120	$(105,185)	$(65,609)	$(6,256,452)	$(1,455,802)

Balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(6,426,265)	$(916,719)
Adjustment due to restatement (note 13)	-	-	-	-	(110,755)	(1,111,390)	(1,222,145)

	42,379,354	42,379	5,351,058	(5,630)	10,984	(7,537,655)	(2,138,864)
Foreign exchange on translation	-	-	-	-	246,446	-	246,446
Net loss	-	-	-	-	-	(300,168)	(300,168)

Balance, March 31, 2006
- restated (note 13)	42,379,354	$42,379	$5,351,058	$(5,630)	$257,430	$(7,837,823)	$(2,192,586)

CINTEL CORP.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005

	Restated (note 13)	Restated (note 14)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(300,168)	$(623,729)
Adjustments for working capital and non-cash items:
Depreciation	51,414	55,750
Amortization of financing fees	30,000	75,380
Common stock issued for consulting services	-	64,500
Net Changes in Assets & Liabilities
Accounts receivable	(2,269,479)	272,019
Inventory	(23,273)	7,337
Prepaid and sundry assets	(353,849)	12,605
Accounts payable	1,682,146	45,000
Accrued severance	2,781	2,345

	(1,180,428)	(88,793)

Cash Flows from Investing Activities
Short term investments	(290,354)	-
Loans receivable	(153,789)	-
Acquisition of equipment, net	(1,244)	(356)

	(445,387)	(356)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from loans payable	-	(77,342)
Proceeds from convertible debenture - net	-	(20,000)
Advances from shareholder loan	-	81,144
Proceeds from common shares issued for repayment of convertible debenture	-	310,000
Repurchase of employees’ stocks	-	(105,185)
Loans payable	(9,517)	-

	(9,517)	(51,383)

Foreign Exchange on Cash and Cash Equivalents	(60,721)	934

Net Decrease in Cash and Cash Equivalents	(1,696,053)	(139,598)

Cash and Cash Equivalents - beginning of year	3,489,449	281,387

Cash and Cash Equivalents - end of year	$1,793,396	$141,789

During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$12,073	$51,469

Income taxes paid	$23,432	$-

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

1.	Operations and Business

Cintel Corp., formerly Link2 Technologies, Inc. (“the Company”), was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from “Great Energy Corporation International” to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the “Agreement”) with Cintel Co., Ltd., (“Cintel Korea”) a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company from the shareholders of 100% of the issued and outstanding capital stock of Cintel Korea. In exchange, the shareholders of Cintel Korea received 16,683,300 shares of the Company. As a result, the shareholders of Cintel Korea controlled 82% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

d)	Use of Estimates

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

Investments in available-for-sale securities are recorded in accordance with FAS-115 “Accounting for Certain Investments in Debt and Equity Securities”. Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

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

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

n)	Earnings or Loss per Share

The Company adopted FAS No.128, “Earnings per Share” which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

2. Summary of Significant Accounting Policies (cont’d)

o)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment” (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods’ financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

3.	Cash and Cash Equivalents

In 2005, the company provided $136,738 as security for one of the bank loans as described in note 9. As at March 31, 2005, the amount of loan outstanding was $615,321. In 2006, the bank loan was repaid.

4.	Inventory

Inventory includes $334,705 (2005 - $18,752) of merchandise and $154,312 (2005 - $271,280) of raw materials.

5.	Loans Receivable

Loans receivable are comprised of the following;

	2006	2005
Loan receivable #1	$51,450	$-
Loan receivable #2	102,908	-

	$154,358	$-

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

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not more likely than not that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,054,794 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2008 to 2010.

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

The Company has deferred income tax assets as follows:

	Restated	Restated
	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$258,646	231,788
Other timing differences	(53,810)	155,522
Net operating loss carryforwards	1,799,654	626,035

	2,004,490	1,013,345
Valuation Allowance (note 13 and note 14)	(2,004,490)	(1,013,345)

	$-	-

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

7.	Investments Available for Sale

	2006	2005
Stock #1	$2,572,624	$-
Stock #2	51,453	48,835
Other miscellaneous	273	259

	$2,624,350	$49,094

Stock #1 represents 500,000 shares, 20% ownership in a private Korean company. As the financial statement of the investee are not readily available, income from the investment has not been recorded.

Stock #2 represents a minority interest in a private Korean company which is carried at cost.

8.	Equipment

Equipment is comprised as follows:

		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	69,725	33,757	38,484	25,494
Equipment	882,442	642,223	640,866	522,833
Vehicles	17,281	864	15,117	15,115
Software	715,833	456,125	674,467	292,274

	$1,685,281	$1,132,969	$1,368,934	$855,716

Net carrying amount		$552,312		$513,218

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

9.	Loans Payable

			2006	2005
	Current	Long-term	Total	Total

Bank loan	$617,430	$-	$617,430	$1,220,875
Promissory Note	39,000	-	39,000	39,000
Note payable	6,380	-	6,380	309,790
Government loans	-	40,589	40,589	100,891
Discount of interest-free government loans	-	(8,415)	(8,415)	(9,339)
Vehicle Loan	3,979	6,947	10,926	-

	$666,789	$39,121	$705,910	$1,661,217

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

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

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

	Conversion	Conversion
	Price	Date	Maturity date	Amount

Convertible note #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible notes #2	0.04	4/17/2007	10/17/2008	440,000
Convertible notes #3	0.14	4/17/2007	10/17/2008	2,161,334
Convertible note #4	0.35	5/17/2007	11/17/2008	5,759,057

Total				$8,853,191

The two convertible debentures outstanding at March 31, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share

	2006	2005
Issued
42,379,354 common shares (2005 - 30,324,680)	$42,378	$30,324

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11.	Capital Stock (cont’d)

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

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with SFAS 123 “Accounting for Stock - Based Compensation” and SFAS 148 “Accounting for Stock - Based compensation - Transition and Disclosure.” Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

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

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

11.	Capital Stock (cont’d)

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

b)
The Company is committed to office spaces’ leases obligations which expires in December 2006 and February 2007. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2006	$72,097
2007	2,000
$74,097

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

13.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that at March 31, 2006 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $2,004,490 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,347,451 (comprised of $10,851 current and $1,336,599 long term); and to decrease the deferred income taxes recoverable to nil from $78,473 on the consolidated income statements.

CINTEL CORP.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005.

14.	Restatement of Comparative Figures

On further consideration, the Company determined that at March 31, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $1,013,345 from nil (note 6); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,013,345 (comprised of $213,470 current and $799,875 long term); and to decrease the deferred income taxes recoverable from $77,314 to an expense of nil on the 2005 comparative consolidated income statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this quarterly report on Form 10-QSB contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Cintel Corp. (referred to herein as the “Company,” “we,” “us,” and “our”) included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

Management believes the Internet Traffic Management (“ITM”) market continues to expand globally in the near future due to an increase in Web-based applications, server based applications and more process intensive applications in Web-based interfaces in the market. The Company can expect to show additional revenue in the coming quarters with the strong relationships it has established with its enterprise level customers. In accordance with the directive of the Company’s Board of Directors, management will use the balance of fiscal year 2006 to expand its products and markets. In the Korean market, the Company plans to leverage its alliance with Hyundai HDS and expand the solution portfolio from the single ITM solutions to include more enterprise IT solutions, including security products with Hyundai HDS. We believe this partnership with HDS will continue to enable growth for the Company in the current IT environment. The Company is also taking steps to establish several business partnerships in the United States. Additionally, the Company plans to study other markets to enter where management believes the Company will be able to leverage its distribution channels and product strengths.

The Company has selected “digital content with ITM” as a new target market and plans to launch an online game business in 2006 to help boost sales and secure growth within the Company. In December 2005 we applied for a game server patent that will be used to manage traffic of online game servers. Our strategy for online gaming is not to develop online games but to enter the online game market by a potential acquisition of an online Korean game company. As CinTel positions itself as an online game publisher CinTel plans to expand into China, Japan, other Asian countries, Europe and North America with additional licensing of qualified Korean online games.

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

CASH FLOWS FROM OPERATING ACTIVITIES

During the first quarter of 2006, cash flow from operating activities had a net reduction of approximately $1.18 million. The main reason for this reduction of cash is attributable to the increase of accounts receivable, inventory, advance payments in spite of the decrease net loss. Almost all the accounts receivable occurred in the first quarter and will be collected to the next quarter. So, the company expects that cash flow will improve in the next quarter. Inventory and Advanced payments were increased by more “just in time” ordering of technology parts for equipment.

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

The Korean game industry is quit unique in the world market. According to our research the market share of Korean video games, which are strong in the USA and Japan, is just 3.8% and ranked as 8th in the world. But the global market share of Korean online games is almost 70% (including exports to oversea markets like Japan and China) and 100 million users in over 33 countries are enjoying Korean online games. (Source: News clipping of Daily Sports (“Ilgan Sports”), 10-25-2005)

Online gaming is strong in Asian countries like Korea, Taiwan and China, but the online game market in the USA and Japan is expected to grow gradually as broadband services are becoming affordable and available. Current online game market in USA relies on business model of advertisement, sponsor and e-commerce through casual gaming portal site. (Source: A Study On Global Digital Contents - game by KIPA (Korea IT Industry Promotion Agency 2003). According to our research it is expected that the USA online game market will grow to as much as $2.6 billion by the year 2007. (Source: 10/2003: Datamonitor, `Global Online games’ 7/2002, IDC, Online game forecast 2002-2007). And the online game market in Europe is also expected to grow gradually as broadband is becomes more popular.

ALLOWANCE FOR CREDIT LOSS

The allowance for credit losses is management’s estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed review of individual portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. When receivables are past due for a period exceeding 2 years, a 100% allowance for credit losses is established without an individual analysis of the customer. A 100% allowance for credit losses is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

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

SIGNIFICANT ACCOUNTING POLICIES

Currency Translation - The Company’s functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income. Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

Concentration of Credit Risk - SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions. The Company’s provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management’s forecasts. For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

Allowance for Credit Loss - The allowance for credit losses is management’s estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed review of individual portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. When receivables are past due for a period exceeding 2 years, a 100% allowance for credit losses is established without an individual analysis of the customer. A 100% allowance for credit losses is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment” (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods’ financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.25
Convertible Note in the principal amount of $492,800 issued to Seok Kyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26
Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1
Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)

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