Form 10QSB/A
period 2006-06-30
CINTEL CORP
filed 2007-02-09
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 18, 2006 and amended on December 1, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

We have not updated the information contained herein for events occurring subsequent to August 18, 2006, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

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

August 1, 2006 except as to note 14 which is as of November 13, 2006, and note 15 which is as of February 2, 2007.

CINTEL CORP.
Consolidated Balance Sheets
June 30, 2006 and 2005
Unaudited

	Restated (note 14)	Restated (note 15)
	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$1,395,406	$373,982
Investments in trading securities (fair market value $192,812)	175,051	-
Accounts receivable (net of allowance for doubtful accounts of $1,114,358; 2005 - $965,246)	1,636,762	290,083
Inventory (note 4)	557,326	267,433
Prepaid and sundry assets	813,401	225,429
Loans receivable (note 5)	158,100	-

	4,736,046	1,156,927
Deferred Financing Fees	-	30,000
Investments (note 7)	1,920,936	-
Investments in available for sale securities (note 8)	16,977	48,752
Equipment (note 9)	509,893	466,422

	$7,183,852	$1,702,101

LIABILITIES
Current
Accounts payable	$1,368,718	$781,088
Shareholder loan	-	161,779
Loans payable - current (note 10)	43,076	1,493,511
Convertible debenture (note 11)	-	210,000

	1,411,794	2,646,378
Accrued Severance	83,314	104,469
Loans Payable (note 10)	39,051	515,274

	1,534,159	3,266,121

STOCKHOLDERS' EQUITY
Capital Stock (note 12)	87,180	40,629
Paid in Capital	14,249,448	5,243,316
Treasury Stock	(5,630)	(105,185)
Accumulated Other Comprehensive (Loss) Income	(311,829)	(48,349)
Accumulated Deficit	(8,369,476)	(6,694,431)

	5,649,693	(1,564,020)

	$7,183,852	$1,702,101

CINTEL CORP.
Consolidated Statement of Operations
Six Months Ended June 30, 2006 and 2005
Unaudited

	Restated (note 14)	Restated (note 15)
	2006	2005
Revenue
Merchandise	$3,455,083	$326,626
Finished goods	76,481	197,703
Services	49,150	21,644

	3,580,714	545,973

Cost of Sales
Merchandise	3,311,900	277,399
Finished goods	51,404	76,369

	3,363,304	353,768

Gross Profit	217,410	192,205

Expenses
Salaries and employee benefits	342,662	285,360
Professional fees	313,027	195,376
Office and general	187,579	208,150
Depreciation	108,916	112,637
Travel	100,282	152,270
Research and development	18,891	-
Taxes and dues	273	49,595

	1,071,630	1,003,388

Operating Loss	(854,220)	(811,183)

Other Expense (Income)
Interest and other income	(143,215)	(6,258)
Foreign exchange	10,532	-
Interest expense	22,487	166,783
Amortization of deferred financing fees	60,000	90,000
Share of income from equity investment	(16,260)	-

	(66,456)	250,525

Loss Before Income Taxes	(787,764)	(1,061,708)

Current	44,057	-

Net Loss	$(831,821)	$(1,061,708)

Basic Loss per Share	$(0.02)	$(0.03)

Fully Diluted Loss per Share	$(0.02)	$(0.03)

Weighted Average Number of Shares (note 12)	49,971,111	32,364,447

Fully Diluted Weighted Average Number of Shares (note 12)	49,971,111	32,364,447

CINTEL CORP.
Consolidated Statement of Operations
Three Months Ended June 30, 2006 and 2005
Unaudited

	Restated (note 14)	Restated (note 15)
	2006	2005
Revenue
Merchandise	$1,236,885	$214,622
Finished goods	1,012	197,703
Services	21,118	7,130

	1,259,015	419,455

Cost of Sales
Merchandise	1,174,595	165,721
Finished goods	680	76,369

	1,175,275	242,090

Gross Profit	83,740	177,365

Expenses
Salaries and employee benefits	159,751	137,108
Professional fees	212,360	71,025
Office and general	91,665	109,500
Depreciation	57,502	56,887
Travel	68,857	106,876
Research and development	250	-
Taxes and dues	152	16,813

	590,537	498,209

Operating Loss	(506,797)	(320,844)

Other Expense (Income)
Interest and other income	(33,799)	(4,799)
Foreign exchange	13,876	-
Interest expense	10,414	91,934
Amortization of deferred financing fees	30,000	30,000
Share of income from equity investment	(16,260)	-

	4,231	117,135

Loss Before Income Taxes	(511,028)	(437,979)

Current	20,625	-

Net Loss	$(531,653)	$(437,979)

Basic Loss per Share	$(0.01)	$(0.01)

Fully Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares (note 12)	57,562,868	37,036,394

Fully Diluted Weighted Average Number of Shares (note 12)	57,562,868	37,036,394

CINTEL CORP.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006 and 2005
Unaudited

			Paid in		Accumulated
			Capital in		Other	Restated	Total
	Number of	Capital	Excess of	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Par value	Stock	Loss	Deficit	Equity

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 15)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services	1,990,000	1,990	115,011	-	-	-	117,001
Common shares issued as repayment of promissory note	11,283,095	11,283	348,717	-	-	-	360,000
Conversion of convertible debentures into common stock	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stock	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	18,991	-	18,991
Net loss	-	-	-	-	-	(1,061,708)	(1,061,708)

Balance, June 30, 2005 - restated (note 15)	40,629,877	$40,629	$5,243,316	$(105,185)	$(48,349)	$(6,694,431)	$(1,564,020)

Balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(6,426,265)	$(916,719)
Adjustment due to restatement (note 14)	-	-	-	-	(110,755)	(1,111,390)	(1,222,145)

Restated balance, January 1, 2006	42,379,354	42,379	5,351,058	(5,630)	10,984	(7,537,655)	(2,138,864)
Unrealized loss on investment (note 7)	-	-	-	-	(720,536)	-	(720,536)
Common shares issued for consulting services (note 12)	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debenture into common stock (note 12)	44,300,542	44,301	8,808,890	-	-	-	8,853,191

Foreign exchange on translation	-	-	-	-	397,723	-	397,723
Net loss	-	-	-	-	-	(831,821)	(831,821)

Balance, June 30, 2006 - restated (note 14)	87,179,896	$87,180	$14,249,448	$(5,630)	$(311,829)	$(8,369,476)	$5,649,693

CINTEL CORP.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006 and 2005
Unaudited

	Restated (note 14)	Restated (note 15)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(831,821)	$(1,061,708)
Adjustments for working capital and non-cash items:
Depreciation	108,916	112,637
Amortization of financing fees	60,000	90,000
Common stock issued for consulting services	45,000	117,001
Share of income from equity investment	(16,260)	-
Net Changes in Assets & Liabilities
Accounts receivable	(502,992)	311,060
Inventory	(81,026)	28,418
Prepaid and sundry assets	(384,841)	60,092
Accounts payable	353,173	(43,259)
Accrued severance	9,645	(18,019)

	(1,240,206)	(403,778)

Cash Flows from Investing Activities
Investments in trading securities	(184,367)	-
Loans receivable	(159,375)	-
Acquisition of equipment, net	(2,428)	(356)
Proceeds from disposal of securities held for investment	36,000	-

	(310,170)	(356)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from loans payable	-	273,270
Proceeds from convertible debenture - net	-	30,000
Repayment of promissory note - net	-	(160,000)
Advances from shareholder loan	-	131,472
Proceeds from common shares issued for repayment of convertible debenture	8,853,191	210,000
Repayment of convertible debt	(8,853,191)	-
Proceeds from common shares issued for repayment of promissory note	-	360,000
Repurchase of employees' stocks	-	(105,185)
Loans payable	(650,516)	-

	(650,516)	499,557

Foreign Exchange on Cash and Cash Equivalents	106,849	(2,828)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,094,043)	92,595
Cash and Cash Equivalents - beginning of year	3,489,449	281,387

Cash and Cash Equivalents - end of year	$1,395,406	$373,982

During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$22,487	$107,084

Income taxes paid	$42,403	$-

1.	Operations and Business

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

4.	Inventory

Inventory includes $399,272 (2005 - $10,419) of merchandise and $158,054 (2005 - $257,014) of raw materials.

5.	Loans Receivable

Loans receivable are comprised of the following;

	2006	2005
Loan receivable #1	$52,700	$-
Loan receivable #2	105,400	-

	$158,100	$-

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

The Company has deferred income tax assets as follows:

	Restated
	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$258,646	214,829
Other timing differences	(53,810)	154,439
Net operating loss carryforwards	1,999,849	726,928

	2,204,685	1,096,196
Valuation Allowance (note 14 and note 15)	(2,204,685)	(1,096,196)

	$-	-

7.	Investments

Investments represent 500,000 shares, 20% ownership in a private Korean company. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee. Unrealized holding loss in investment has been excluded from earnings and reported as a separate component of stockholders' equity.

8.	Investments in Available for Sale Securities

	2006	2005
Stock #1	15,843	48,495
Other miscellaneous	1,134	257

	$16,977	$48,752

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

9.	Equipment

Equipment is comprised as follows:

		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	71,416	36,941	44,768	26,538
Equipment	906,424	680,337	637,418	538,891
Vehicles	17,700	1,770	15,012	15,010
Software	732,205	498,804	710,830	361,167

	$1,727,745	$1,217,852	$1,408,028	$941,606

Net carrying amount		$509,893		$466,422

10.	Loans Payable
			2006	2005
	Current	Long-term	Total	Total

Bank loan	$-	$-	$-	$1,878,870
Promissory Note	39,000	-	39,000	39,000
Government loans	-	38,019	38,019	100,188
Discount of interest-free government loans	-	(8,619)	(8,619)	(9,273)
Vehicle Loan	4,076	9,651	13,727	-

	$43,076	$39,051	$82,127	$2,008,785

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

	Conversion	Conversion
	Price	Date	Maturity date	Amount

Convertible note #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible notes #2	0.04	4/17/2007	10/17/2008	440,000
Convertible notes #3	0.14	4/17/2007	10/17/2008	2,161,334
Convertible note #4	0.35	5/17/2007	11/17/2008	5,759,057

				8,853,191
Less: conversions as at June 30, 2006				8,853,191

Total outstanding at June 30, 2006				$-

The two convertible debentures outstanding at June 30, 2005 had an annual coupon rate of 12% and 5%. The convertible debentures were repaid in 2005.

12.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share

	2006	2005
Issued
87,179,896 common shares (2005 - 40,629,877)	$87,180	$40,630

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

2006	$48,628
2007	2,000
$50,628

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

14.	Restatement of the Previously Issued Consolidated Financial Statements

On further consideration, the Company determined that at June 30, 2006 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

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

On further consideration, the Company determined that at June 30, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $1,096,196 from nil (note 6); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,096,196 (comprised of $208,146 current and $888,050 long term); and to decrease the deferred income taxes recoverable from $169,873 to an expense of nil on the 2005 comparative consolidated income statements.

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

RESULTS OF OPERATIONS

Six months period ended June 30, 2006 compared to the six months ended June 30,

2005
		(Unit: USD)
	6/30/2006	6/30/2005
Revenue	3,580,714	545,973
Cost of sales	3,363,304	353,768
Gross Profit	217,410	192,205
Expenses	1,071,630	1,003,388
Operating (Loss)	(854,220)	(811,183)
Loss Before Income Taxes	(787,764)	(1,061,708)

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

Three months period ended June 30, 2006 compared to the three months ended June

30, 2005

		(Unit: USD)
	6/30/2006	6/30/2005
Revenue	1,259,015	419,455
Cost of sales	1,175,595	242,090
Gross Profit	83,740	177,365
Expenses	590,537	498,209
Operating (Loss)	(506,797)	(320,844)
Loss Before Income Taxes	(511,028)	(437,979)

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