Form 10QSB/A
period 2006-09-30
CINTEL CORP
filed 2007-02-09
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 20, 2006 and amended on November 22, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

We have not updated the information contained herein for events occurring subsequent to November 20, 2006, the filing date of the Original Form 10-QSB.

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
November 13, 2006 except as to note 15
which is as of February 2, 2007

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Balance Sheets
September 30, 2006 and 2005
Unaudited

		Restated (note 15)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents (note 3)	$1,333,510	$143,192
Accounts receivable (net of allowance for doubtful accounts of $1,117,530; 2005 - $1,013,918)	616,894	684,175
Inventory (note 4)	581,384	212,399
Prepaid and sundry assets	889,813	200,035
Loans receivable	-	9,635

Total Current Assets	3,421,601	1,249,436
Investments (note 6)	1,926,404	-
Investments in Available for Sale Securities (note 7)	17,025	48,204
Equipment, net (note 8)	449,066	411,860

Total Assets	$5,814,096	$1,709,500

LIABILITIES
Current Liabilities
Accounts payable	$447,092	$1,217,945
Shareholder loan	-	179,902
Customer deposits	-	191,800
Loans payable - current (note 9)	53,509	1,430,542

Total Current Liabilities	500,601	3,020,189
Accrued Severance (note 10)	87,503	63,985
Loans Payable (note 9)	32,067	509,484
Convertible Debentures (note 11)	-	30,000

Total Liabilities	620,171	3,623,658

Commitments and Contingencies (note 13)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (note 12)	87,619	41,833
Authorized
300,000,000 common shares, par value $0.001 per share
Issued
87,619,896 common shares (41,834,102 in 2005)
Additional Paid-in Capital	14,319,408	5,277,110
Treasury Stock	(5,630)	(105,185)
Cumulative Other Comprehensive (Loss) Income	(207,510)	(25,376)
Accumulated Deficit	(8,999,962)	(7,102,540)

Total Stockholders' Equity (Deficit)	5,193,925	(1,914,158)

Total Liabilities and Stockholders' Equity	$5,814,096	$1,709,500

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2006 and 2005
Unaudited

		Restated (note 15)
	2006	2005
Revenue
Merchandise	$3,980,325	$957,125
Finished goods	76,680	264,392
Services	66,018	29,396

	4,123,023	1,250,913

Cost of Sales
Merchandise	3,795,287	833,462
Finished goods	51,538	170,188

	3,846,825	1,003,650

Gross Profit	276,198	247,263

Expenses
Salaries and employee benefits	516,423	378,410
Professional fees	454,436	222,087
Office and general	291,196	413,590
Travel	185,190	165,099
Research and development	18,940	-
Taxes and dues	595	52,426
Depreciation	170,908	163,521

	1,637,688	1,395,133

Loss from Operations	(1,361,490)	(1,147,870)

Other Income (Expense)
Interest income	46,714	7,594
Other income	106,261	-
Foreign exchange	(7,577)	-
Interest expense	(27,636)	(209,541)
Amortization of deferred financing fees	(90,000)	(120,000)
Share of income from equity investment (note 6)	16,303	-

Total Other Income (Expense)	44,065	(321,947)

Loss Before Income Taxes	(1,317,425)	(1,469,817)

Current	52,373	-

Net Loss	(1,369,798)	(1,469,817)
Foreign currency translation adjustment	409,534	41,964
Unrealized loss on investment (note 6)	(720,536)	-

Total Comprehensive Loss	$(1,680,800)	$(1,427,853)

Basic and Diluted Loss per Share	$(0.02)	$(0.05)

Basic and Diluted Weighted Average Number of Shares Outstanding during the period	62,512,395	32,323,055

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2006 and 2005
Unaudited

		Restated (note 15)
	2006	2005
Revenue
Merchandise	$525,242	$630,499
Finished goods	199	66,689
Services	16,868	7,752

	542,309	704,940

Cost of Sales
Merchandise	483,387	556,063
Finished goods	134	93,819

	483,521	649,882

Gross Profit	58,788	55,058

Expenses
Salaries and employee benefits	173,761	93,050
Professional fees	141,409	26,711
Office and general	103,617	205,440
Travel	84,908	12,829
Taxes and dues	322	2,831
Research and development	49	-
Depreciation	61,992	50,884

	566,058	391,745

Operating Loss	(507,270)	(336,687)

Other Income (Expense)
Interest income	9,760	1,336
Foreign exchange	2,955	-
Interest expense	(5,149)	(42,758)
Amortization of deferred financing fees	(30,000)	(30,000)
Share of income from equity investment (note 6)	43	-

Total Other Income (Expense)	(22,391)	71,422

Loss Before Income Taxes	(529,661)	(408,109)

Current	8,316	-

Net Loss	(537,977)	(408,109)
Foreign currency translation adjustment	(69,023)	31,407

Total Comprehensive Income	$(59,481)	$31,407

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding during the period	87,594,963	41,240,272

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Stockholders' Equity
Nine Months Ended September 30, 2006 and 2005
Unaudited

					Cumulative
			Additional		Other		Total
	Number of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	Equity

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 15)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common stock issued for consulting services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common stock issued for consulting services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common stock issued for consulting services - September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common stock issued as repayment of promissory note	11,987,320	11,987	368,011	-	-	-	379,998
Conversion of convertible debenture into common stock	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stock	-	-	-	(105,185)	-	-	(105,185)
Foreign currency translation adjustment	-	-	-	-	41,964	-	41,964
Net loss for the period	-	-	-	-	-	(1,469,817)	(1,469,817)

Balance, September 30, 2005 - restated (note 15)	41,834,102	$41,833	$5,277,110	$(105,185)	$(25,376)	$(7,102,540)	$(1,914,158)

Balance, January 1, 2006	42,379,354	42,379	5,351,058	(5,630)	$121,739	(6,426,265)	(916,719)
Adjustment due to restatement	-	-	-	-	(18,247)	(1,203,899)	(1,222,146)

Restated balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$103,492	$(7,630,164)	$(2,138,865)
Unrealized loss on investment (note 6)	-	-	-	-	(720,536)	-	(720,536)
Common stock issued for consulting services - April, 2006	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debenture into common stock (note 12)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Common stock issued for consulting services - July, 2006	440,000	440	69,960	-	-	-	70,400
Foreign currency translation adjustment	-	-	-	-	409,534	-	409,534
Net loss for the period	-	-	-	-	-	(1,369,798)	(1,369,798)

Balance, September 30, 2006	87,619,896	$87,619	$14,319,408	$(5,630)	$(207,510)	$(8,999,962)	$5,193,925

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Unaudited

		Restated (note 15)
	2006	2005
Cash Flows from Operating Activities
Net loss
Items not affecting cash:	$(1,369,798)	$(1,469,817)
Depreciation	170,908	163,521
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing fees	90,000	120,000
Common stock issued for consulting services	131,600	131,999
Share of income from equity investment	16,303	-
Changes in non-cash working capital
Accounts receivable	467,535	(99,091)
Inventory	(101,588)	81,325
Prepaid and sundry assets	(339,408)	85,190
Accounts payable	(782,554)	412,935
Accrued severance	13,354	(58,026)

Net Cash Flows Used in Operating Activities	(1,703,648)	(631,964)

Cash Flows from Investing Activities
Investments in available for sale securities	106,156	-
Loans receivable	-	(9,849)
Acquisition of equipment, net	(2,400)	(14,006)

Net Cash Flows Provided by (Used in) Investing Activities	103,756	(23,855)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from convertible debenture - net	-	240,000
Repayment of promissory note - net	-	40,000
Proceeds from common shares issued for repayment of convertible debenture	8,853,191	-
Repayment of convertible debentures	(8,853,191)	-
Repurchase of employees' stocks	-	(105,185)
Customer deposits	-	196,064
Loans payable	(638,883)	237,691
Shareholder loan	-	150,570

Net Cash Flows (Used in) Provided by Financing Activities	(638,883)	519,140

Foreign Exchange on Cash and Cash Equivalents	82,836	(1,516)

Net Decrease in Cash and Cash Equivalents	(2,155,939)	(138,195)
Cash and Cash Equivalents - beginning of period	3,489,449	281,387

Cash and Cash Equivalents - end of period	$1,333,510	$143,192

Supplementary Information for Consolidated Interim Statement of Cash Flows
Interest and income taxes paid
Interest paid	$27,636	$209,541

Income taxes paid	$52,373	$-

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

p)	Recent Accounting Pronouncements (cont'd)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

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

The Company has deferred income tax assets as follows:

		Restated (note 15)
	2006	2005
Deferred Income Tax Assets
Research and development expenses amortized over 5 years for tax purposes	$265,671	$197,242
Other timing differences	(55,272)	152,713
Net operating loss carryforwards	2,194,563	799,434

	2,404,962	1,149,389
Valuation Allowance (note 15)	(2,404,962)	(1,149,389)

	$-	$-

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

6.	Investments

Investments represent 500,000 shares, which is a 20% ownership in a private Korean company.

7.	Investments in Available for Sale Securities

	2006	2005
Stock #1	$16,745	$48,495
Other miscellaneous	280	257

	$17,025	$48,752

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

8.	Equipment, net

Equipment is comprised as follows:

		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$71,619	$39,418	$45,799	$28,074
Equipment	910,110	709,702	631,257	547,983
Vehicle	17,750	2,663	14,843	14,841
Software	733,304	531,934	696,737	385,878

	$1,732,783	$1,283,717	$1,388,636	$976,776

Net carrying amount		$449,066		$411,860

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

9.	Loans Payable

			2006	2005
	Current	Long-term	Total	Total

Bank loan	$-	$-	$-	$968,590
Promissory note	39,000	-	39,000	39,000
Government loans	10,422	31,269	41,691	99,062
Discount of interest-free government loans	-	(4,294)	(4,294)	(7,842)
Vehicle loan	4,087	5,092	9,179	-
Note payable #1	-	-	-	479,500
Note payable (#2, 3 & 4)	-	-	-	361,716

	$53,509	$32,067	$85,576	$1,940,026

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

Future minimum annual payments are as follow;

2006	53,509
2007	14,502
2008	11,434
2009	6,131

Balance - September 30, 2005	$85,576

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

	Conversion	Conversion
	Price	Date	Maturity date	Amount

Convertible debenture #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible debenture #2	$0.04	4/17/2007	10/17/2008	440,000
Convertible debenture #3	$0.14	4/17/2007	10/17/2008	2,161,334
Convertible debenture #4	$0.35	5/17/2007	11/17/2008	5,759,057

				8,853,191
Less: conversions as at September 30, 2006				8,853,191

Total outstanding at at September 30, 2006				$-

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during the nine month periods in 2006 and 2005:

	2006	2005
Outstanding, beginning of period	$106,000	$106,000
Exercised	-	-
Cancelled	-	-
Forfeited	-	-

Outstanding, end of period	$106,000	$106,000

Weighted average fair value of options granted during the period	$-	$-

Weighted average exercise price of common stock options, beginning of period	$0.62	$0.62

Weighted average exercise price of common stock options granted in the period	$-	$-

Weighted average exercise price of common stock options, end of period	$0.67	$0.67

Weighted average remaining contractual life of common stock options	1 year	2 years

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

2006	$24,683
2007	2,000
$26,683

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

On October 24, 2006, the Company entered into a Stock Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. (“STS”), a Korean corporation, for the acquisition of 51% of the total equity interest of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. (“PSTS”) for a purchase price of $16,500,000 which was paid from the proceeds of the convertible bond financing.

PSTS is a limited liability company organized in the People’s Republic of China with its principal offices in Wujiang, Jiangsu. PSTS was founded by STS in China in 2004 by acquiring certain parts of the packaging production lines from Samsung Electronics Corporation’s China plant. PSTS began mass production in 2005 and its main customers are Samsung Electronics and Hynix, two of the largest semiconductor manufacturers in the world. PSTS’s main products are semiconductor packaging, NAND flash memory and LCD assembly.

15.	Restatement of Comparative Figures

On further consideration, the Company determined that at September 30, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement are to increase the valuation allowance to $1,149,389 from nil (note 5); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,149,389 (comprised of $202,024 current and $947,365 long term); and to decrease the deferred income taxes recoverable from $235,181 to an expense of nil on the 2005 comparative consolidated income statements.

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

RESULTS OF OPERATIONS

Nine months period ended Sep 30, 2006 compared to the nine months ended Sep 30,

2005 (Unit: USD)
	9/30/2006	9/30/2005
Revenue	4,123,023	1,250,913
Cost of sales	3,846,825	1,003,650
Gross Profit	276,198	247,263
Expenses	1,637,688	1,395,133
Operating (Loss)	(1,361,490)	(1,147,870)
Loss Before Income Taxes	(1,317,425)	(1,469,817)

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

Three months period ended September 30, 2006 compared to the three months ended September 30, 2005

	9/30/2006	9/30/2005
Revenue	542,309	704,940
Cost of sales	483,521	649,882
Gross Profit	58,788	55,058
Expenses	566,058	391,745
Operating (Loss)	(507,270)	(336,687)
Loss Before Income Taxes	(529,661)	(408,109)

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

4.25
Convertible Note in the principal amount of $492,800 issued to Seok Kyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26
Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1
Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)

10.2
Convertible Bonds Subscription Agreement between the Company and Axlon Corporation dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.3
Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.4
Convertible Bonds Subscription Agreement between the Company and KTB China Optimum Fund dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.5
Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

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