Form 10KSB
period 2006-12-31
CINTEL CORP
filed 2007-04-17
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

CINTEL CORP.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (502) 657-6077

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $ 20,720,515

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 31, 2007, was $35,279,958.

As of March 31, 2007, the issuer had 88,199,896 outstanding shares of Common Stock.

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

CinTel Korea introduced Korea's first dynamic server load balancer, and has marketed Internet Traffic Management products since its inception, such as the PacketCruz™ family of products, iCache, i2one, and Proximator. The Internet Traffic Management solutions are marketed to customers around the world, helping them improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content).

Acquisition of 51% of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd

On October 30, 2006, we acquired 51% of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd(“PSTS”) from STS Semiconductor & Telecommunication Cp., Ltd. for an aggregate purchase price of $16.5 million. PSTS was founded by STS in China in 2004 by acquiring certain parts of the packaging production lines from Samsung Electronics Corporation's China plant (SESS) and is now a dedicated provider of contracted products for Samsung and other vendors.. As a result of the acquisition, we have shifted our core business of ITM (Internet Traffic Management), an increasingly competitive market due to changes in technology and solutions, to one of the fastest growing markets in the technology realm, the production and packaging of technology components. Semiconductor, NAND Flash and LCD chips, which are the focal products of PSTS, are high value-added products..

PSTS's major customer contract is with Samsung Electronics with a long-term strategic contract with Samsung Electronics. Sales in 2007 are expected to also grow rapidly, as are profits. PSTS's ever expanding solutions with key partners and internal development has created a conglomerate of technology products to include semiconductor packaging and testing specialists, as well as, a total solution provider for memory applications for home appliances, semiconductor, TFT-LCD application products.

Principal products

We produce three Internet traffic management products: iCache, PacketCruz™ iLog, and PacketCruz™ i2one.

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

iCache is our primary product and was the top performing solution in the prestigious 3rd and 4th annual Cache-offs, a U.S. event hosted by The Measurement-Factory, a worldwide cache benchmark (Polygraph) organization. (http://www.measurement-factory.com/results/public/cacheoff/N04)

PacketCruz™ iLog

PacketCruz™ iLog is an automated log data management and analysis solution. PacketCruz™ iLog can be used with iCache to provide features like automatic log data gathering, management, backup, analysis report generation, and searching for large sized log data. Some of the benefits of PacketCruz™ iLog are the reduction of log data management and analysis cost. It also can be used for user request tracing. The user request tracing based on log data is very useful for security tracking with compliance issues. User tracking is critical for monitoring all aspects of communications with users and often is required or expected.

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

PacketCruz™ i2one

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

As the security threat to the enterprise grows, the need for tracing of employees’ network activity increases. Employees can send out confidential information outside the network through web mail, BBS, email, messenger, and file sharing systems. Thus, many companies have begun to keep log data of all network transactions to enable the tracing of employees’ activities. But, the size of network transaction log data is tremendous. To manage and trace large amounts of log data, a special solution for multi-terra-bytes amounts of log data is needed.

Distribution Channels

We distribute our products in two ways: direct sales and joint sales through global and local distributors.

Our direct sales team covers the Korean market only, focusing on the government, large service providers, and global enterprises. Our strategy to enter the U.S. market is to start with a reseller channel and then build a direct sales team.

Joint sales with global and Korean distributors are accomplished in cooperation with sales partners, through which we maximize our domestic and global sales opportunities. The sales partners are also called “distributors.” Each of them works within their professional field and helps support our products.

We currently have five distributors in the Korean market: Seoul Commtech Co., Ltd., NetCom Systems Inc., SNETsystems Co., Ltd., and Hyundai HDS Co., Ltd.

Our Global Distributors

Name of Distributor	URL	Area of Distribution
Interspace Computers	www.interspacecomputers.com	USA
Singapore & Suntze Communications Engineering Pte., Ltd.	www.suntze.com.sg	The Peoples Republic of China
Canon System Solutions Co., Ltd	www.canon-sol.co.jp	Japan
Rikei Corporation	www.rikei.co.jp	Japan
NetSys Pte., Ltd	www.netsys.com.sg	Singapore
Conversant Solutions Pte. Ltd.	www.conversant.com.sg	Singapore
Teo Hong Silom Co. Ltd.	www.teohong.com	Thailand

On March 15, 2006, we entered into a Distribution Agreement with InterSpace Computers, Inc. ("Interspace Computers"), whereby Interspace Computers agreed to become a non-exclusive distributor in North America for the sale of products in the iCache Series that are manufactured by us, including products manufactured on the basis of Original Equipment Manufacturer (OEM) relationships and/or Contract Manufacturer (CM) relationships with third parties for products not having the CinTel brand name.

On April 26, 2002, we entered into a Distribution Agreement with Suntze Communications Engineering Pte., Ltd., whereby Suntze Communications agreed to become a non-exclusive distributor in Singapore and the People’s Republic of China for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply Suntze Communications with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, Suntze Communications is required to provide us with an annual forecast covering the next twelve month period. The prices of products are subject to mutual agreement by both parties from time to time during the term of the Distribution Agreement. The term of this Distribution Agreement is from April 26, 2002 until April 26, 2004 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

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

On July 30, 2001, we entered into a Distribution Agreement with NetSys Pte, Ltd., whereby NetSys agreed to become a non-exclusive distributor in Singapore and the People’s Republic of China for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply NetSys with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, NetSys is required to provide us with an annual forecast covering the next twelve month period. The term of this Distribution Agreement is from July 30, 2001 until July 30, 2002 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

On December 20, 2006, we entered into a Reseller Agreement with Conversant Solutions Pte, Ltd., whereby Conversant agreed to become a non-exclusive reseller in Singapore, Malaysia and Indonesia for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply Conversant with products upon orders being placed at least 6 weeks in advance. The term of this Distribution Agreement is from December 20, 2006 until December 19, 2007 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

Status of New Product Development

We are developing a proxy system for online game servers. A patent for the acceleration of an online game server was applied for in December 2005 with Korea’s national patent bureau. The proxy system is intended to dramatically improve the performance of online game server systems and allow a significantly larger number of simultaneous users. The proxy system will be suitable for massively multi-player online role playing games. We believe the success of some popular massively multi-player online role playing games is currently constrained by the limitations of servers that restricted the total number of simultaneous users. Korea is the largest online game market in the world with world bestseller game like Lineage, Ragnarok from the Korea’s first online mug game “Kingdom of Wind” in 1995. (Source: A Study on Global digital Contents: Game by KIP (Korea IT Industry Promotion Agency 2/2006). As our prospective patent is expected to dramatically improve the performance and capacity of the online game servers, we plan to develop strategic alliances or relationships with leading online game companies either through licensing of the patent or sales and supply of the proxy servers that embed such new technology.

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

Registered Patents:

(1)	"Load Balancer and Content Routing Method by Load Balancer" (Reg. No.: 268838) valid through Nov. 7, 2018.
(2)	"Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022.
(3)	"System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020.

Pending Patent Applications:

(1)	"Method and System for centralized Internet contents translation and delivery" (Appln. No.: 10-2002-0013646).
(2)	"Operating system and method for pull-typed contents delivery network" (Appln. No.: 10-2002-0013647).
(3)	"Network connection control system and method of network-connected node at LAN" (Appln. No.: 10-2003-0066010).
(4)	"Storage apparatus based on random access memory" (Appln. No.: 10-2003-0098024).
(5)	“Proxy system for online game server systems” (Appln. No.: 10-2005-0113944)
(6)	“Caching server system for RFID networks” (Appln No.: 10-2006-0042687)

Registered Trademarks:

(1)	"i2one" - logo (Reg. No.: 525665) valid through Jul. 18, 2012
(2)	"PacketCruz" - logo (Reg. No.: 470393) valid through May. 19, 2010
(3)	"PeerTree Connect The Web" - logo (Reg. No.: 552597) valid through Jul. 1, 2013

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

(4)	April 2001: Registered as Korea first Public Procurement Service for an excellent product (All models of PacketCruz iCache) by Public Procurement Service.
(5)	November 2001: Selected as an INNO-BIZ enterprise by Small and Medium-sized Business Association.
(6)	January 2002: Won the Grand Prize of the Digital Innovation Award by Hankook Ilbo, Small and Medium-sized Business Association.
(7)	December 2002: Awarded the government certification of "Promising Small & Medium Information-Communication Enterprise by Ministry of Information and Communication.
(8)	May 2003: Registered as a member of Korea Software Industry Association (KOSA) authorized by Ministry of Information and Communication.

Product and Business Awards

We have been granted various awards and prizes for our products and for our business development. The following are a list of our awards to date:

(1)	April 1999: Selected as a small and medium-sized company with promising export capabilities by Small Business Corporation.
(2)	December 2001: Won the Grand Prize of the Dream Venture Award by Korea Technology Guarantee Fund, Korea management Association.
(3)	December 2001: Selected as a superior technology company by Korea Technology Credit Guarantee.
(4)	April 2002: Chosen as an excellent company in technological innovation by Seoul Economic Daily.
(5)	July 2002: Received an 'A' rating from Federation of Korean Industries Venture company by The Foundations of Korean Industries.
(6)	August 2002: Certified ISO-9001 approval for Design and Services of Information Communication Equipment, Internet Traffic Management by International Organization for Standardization.
(7)	December 2002: Awarded the Grand Prize of International Industrial Co-operation by The Foundations of Korean Industries and Maeil Economic Daily.
(8)	February 2003: Appointed as Excellent Venture Company by Seoul Economic Daily in Korea.
(9)	July 2003: Awarded 2003 Korea High-Quality Emerging Technology Prize by Seoul Economic Daily.
(10)	November 2003: Awarded the Prime Minister Prize in 2003 Digital Innovation Awards by Korea Times and Hankook Ilbo.
(11)	June 2004: Awarded '2004 The Best Hit Product of Korean SMB-Venture Companies' (by Seoul Economic Daily), Started up Memory Disk Solution Business (SST-V1).
(12)	July 2004: Awarded 'The 3rd Korea High-quality Emerging Technology Prize' (by Seoul Economic Daily).
(13)	May 2006: Awarded “Best Small Business, with 1-9 employees in the local market” Inc.tank 2006 Inc.credible award.
(14)	Oct 2006: Awarded “Best Technology Company (55 employees or less locally)” by the Greater Louisville Technology Network.

Employees

As of March 31, 2007, we employed 10 full time employees and 8 part time employees. Our subsidiary PSTS employed 836 full time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Description of Property.

We maintain two offices and have lease agreements with respect to each office. Our U.S. office is located at 9900 Corporate Campus Drive, Suite 3000, Louisville, Kentucky 40223. We lease the U.S. office for a term of one year, which expires on November 31, 2007. The lease agreement for the U.S. office requires that we pay $1,100 dollars per month, which includes use of office equipment and staff. Our Asia Pacific office is located in Daedong Bldg. 9FL, #587-21, Sinsa-dong, Gangnam-Gu, Seoul, Korea 135-892. The lease agreement for the Asia Pacific office is for a term of one year and expires in December 2007. Our monthly lease payment for the Asia Pacific office is $4,150 (including 10% VAT). We do not own any real property.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low	High	Low
First Quarter Ended March 31	$0.43	$0.15	$0.29	$0.14	$0.17	$0.02
Second Quarter Ended June 30	---	---	$0.21	$0.16	$0.08	$0.02
Third Quarter Ended September 30	---	---	$0.18	$0.11	$0.05	$0.02
Fourth Quarter Ended December 31	---	---	$0.25	$0.11	$0.37	$0.03

Holders

As of March 31, 2007, our shares of common stock were held by approximately 186 stockholders of record. The transfer agent of our common stock is Corporate Stock Transfer, Inc.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006 we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless noted otherwise, securities issued in each of such transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and restrictive legends were affixed to the share certificates and other instruments issued in such transactions.

In April 2006, we issued 500,000 common shares to Gary Reid for consulting services at the value of $90,000.

In May 2006, we issued 44,300,542 common shares for the repayment of $8,853,190 of the convertible debenture including interest.

In July 2006, we issued 440,000 common shares to Ho Jung Choi for consulting services.

On Oct 24, 2006, we sold an aggregate of $10,284,295 principal amount convertible bonds to three accredited investors. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

On Oct 26, 2006, we sold an aggregate of $5,000,000 principal amount convertible bonds to one accredited investor. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations
                                                                                      (Unit: USD)
	12/31/2006	12/31/2005
Revenue	20,720,515	2,208,460
Cost of sales	19,869,811	1,874,451
Gross Profit	850,704	334,009
Expenses	2,859,145	1,696,529
Operating (Loss)	(2,008,441)	(1,362,520)
Loss Before Income Taxes	(1,726,208)	(1,904,932)

Fiscal Year 2006 and 2005 revenues totaled approximately $20.7 million and approximately $2.2 million, respectively, which reflects an increase of approximately $18.5 million, an increase of 838.2%.

The increase in revenue for the fiscal year ended December 31, 2006 as compared to the previous year was primarily attributable to the consolidating of the revenue of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”), our recently acquired subsisiary. In October 2006, we acquired a majority interest in PSTS. PSTS’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

The gross revenue of PSTS for the fiscal year ended 2006 is $56.4M (PBA Print Board Assembly) sales: 17.9M, Packaging sales: 23.8, wafer sales: 14.7M). For the three month period ending Dec. 31, 2006 after acquired, revenues totaled approximately $16million.

The gross revenue of Cintel, excluding PSTS, for the fiscal year ended 2006 is approximately $4.7M. The main reason for the increase in revenue for the fiscal year ended 2006, as compared to the previous year, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

The cost of sales for the fiscal year 2006 and 2005 was $19.8 million and $1.8 million, respectively, an increase of 960.3%, which is primarily attributable to the increase in revenues. Our gross margins for the fiscal years ended December 31, 2006 and 2005 increased from 4.1% to 15%, respectively.

Total expenses for the fiscal years ended December 31, 2006 and 2005 totaled approximately $2.8 million and approximately $1.6 million, respectively, resulting in an increase of $1.1 million or 68.5%.

The operating loss from fiscal year 2006 and 2005 totaled $2 million and $1.3 million respectively. Total loss before income taxes for fiscal year 2006 and 2005 totaled $1.7 million and $1.9 million respectively.

Growth Plans

Management anticipates that we will gain access into other related businesses in addition to its current focus on the ITM (Internet Traffic management) market with its long term goal of expansion into new advanced technology sectors related to manufacturing of semiconductor components and wireless processes. Management believes acquisition of several profitable semiconductor companies will ensure that our stream of profits will grow exponentially in the near future. We are now shifting from our core business of ITM, an increasingly competitive market due to changes in technologies solutions, to one of the fastest growing markets in the technology realm. We will continue to expand our business into a high growth and profitable market with the long term growth strategy of consolidation of various companies in the semiconductor manufacturing sector.

We can expect to show significant revenue results in the next year with our enterprise level customers in the ITM sector and established customers in its new semiconductor industry sectors. In accordance with the directive of our Board of Directors, management intends to expand our products and markets in fiscal year 2007. We are also taking steps to establish several business partnerships in the United States. Additionally, we plan to study other markets for entry where management believes we will be able to leverage our distribution channels and product strengths.

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

On December 31, 2006, the allowance for credit losses was $1,143,169 of $4,477,524 in accounts receivables and on December 31, 2004, the allowance for credit losses was $1,048,068 of $2,071,528 of accounts receivables. The allowance for credit losses in 2005 saw an increase of $95,101 (9%) compared to 2005. The increasing of allowances for credit losses as of December 31, 2006 was primarily due to receivables which occurred in 2004. We established a 100% allowance for credit losses for the receivables of more than 2 years and for customers who have an impairment of capital assets, are discontinuing business operations or are suffering from bad cash flow and liquidity issues.

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

Liquidity and Capital Resources

As of December 31, 2006, CinTel and Cintel’s subsidiary had cash and cash equivalents totaling $4.34 million. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date of this report.

As further described below, on October 24, 2006, CinTel raised $15,284,295 through the sale of convertible bond to various accredited investors and on October 30, 2006, CinTel acquired 51% of the total equity of PSTS for the purchase price of $16,500,000.

On October 24, 2006, we sold an aggregate principal amount of $5,000,000 of convertible bonds to KTB Chuna Optium Fund. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

On October 24, 2006, we sold an aggregate principal amount of $3,170,577 of convertible bonds to Emerging Memory & Logic Solutions, Inc. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

On October 24, 2006, we sold an aggregate principal amount of $2,113,718 of convertible bonds to Axlon Corporation. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

On October 24, 2006, we sold an aggregate principal amount of $5,000,000 of convertible bonds to STS Semiconductor & Telecommunication Co., Ltd. The convertible bonds are convertible into shares of our common stock at any time after issuance at a conversion price of $0.5 per share.

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

Critical Accounting Policies

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

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Sang Don Kim	40	President, Chief Executive Officer and Director
Kyo Jin Kang	41	Chief Financial Officer and Principal Accounting Officer
Kwang Hee Lee	41	Secretary, Treasurer and Director
Sang Yong Oh	44	Chairman of the Board of Directors and Director

Below is a brief description of the above persons’ business experience during the past five years based on information supplied by each of them.

Sang Don Kim, President, Chief Executive Officer and Director. Mr. Kim has been President, Chief Executive Officer and the Director of CinTel Korea since July 1997 and has held the same positions with Cintel Corp. since September 30, 2003. From July 1994 through July 1996, Mr. Kim was the manager of strategic accounts and sales OEM of Hyundai Semiconductor. Mr. Kim is also the administrative director of Dosan Academy, the director of alumni association of IT College, Korea University, and an organizing member of Korea Digital Contents Leaders Forum by Korea IT Industry Promotion Agency.

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

Kwang Hee Lee, Secretary and Treasurer and Director. Mr. Moon has been Secretary and Treasurer of Cintel Corp. since September, 2006. Mr. Lee has an outstanding record of accomplishments in all aspects of investment; he has served as part of the investment committee in a number of different industries such as biotechnology and investment technology over the 12 years at KTBnetwork which is by far one of the most renowned investment companies in Korea. He is now team leader of the Life Science Team at KTBnetwork. He has generated approximately 80 million dollars in 42 companies and has led to successful public offerings of 18 companies on a variety of exchanges such as KOSPI, KOSDAQ and NASDA

Sang Yong Oh, Direcotor/Chairman of BOD Mr. Oh has been director as a chairman of BOD since July 2006. Mr Oh currently serves as the Executive Vice President of the Alternative Investment Division at Pheonix Asset Management Co., Ltd. which includes a real estate and other funds, formerly known as Global Asset Management Co., Ltd. Pheonix Asset Management is 16% owned by an affiliate company of the Bokwang Group (www.bokwang.com) and 20% owned by CinTel. Prior to his current post at Pheonix, he served as the director of real estate investment with Daehan Investment & Securities from May 2002 to May 2005. Prior to Daehan Investment & Securities, he served in a variety of important posts at Korea Investment & Securities, Samsung Securities, Samsung Life Insurance and Daewoo Economic Research Institute

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time. There are no family relationships among any of our directors and executive officers.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our executive officers, directors and employees.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, Cintel Corp., 9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223.  We are in the process of building a section of our website at www.cintelcorp.com where our Code of Ethics will be available to investors.

Section 16(a) Beneficial Ownership Compliance

We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sang Don Kim, President	2006	$72,000	-	-	-	-	-	-	$72,000
Chief Executive Officer	2005	$72,000	-	-	-	-	-	-	$72,000
and Director

Outstanding Equity Awards at Fiscal Year-End Table.

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2006
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sang Don Kim, President, Chief Executive Officer and Director	-	-	-	-	-	-	-	-	-

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Sang Don Kim, President, Chief Executive Officer and Director	-	-	-	-	-	-	-
Kwang Hee Lee, Director	-	-	-	-	-	-	-
Sang Yong Oh	-	-	-	-	-	-	-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Sang Don Kim
Dongbu CentryVill, Apt. 101-2302
Ichon 1-dong
Yongsan-gu, Seoul, Korea	5,128,617	5.8%

Joung Min Han.
709-2, Mokdong 2nd Sungwon Apt. 101-1604,
Mok3-dong, Yangchon-gu,
Seoul, Korea	6,900,000	7.8%

Tai Bok Kim
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea	19,400,000	22.0%

Sang Yong Oh
8-906 Hannam Height Apt
Oksu-dong Sungdong-gu
Seoul, Korea	1,803,043	2.0%

KTB Network Co., Ltd.
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea	4,305,570 (2)	4.9%

KTB China Optinum Fund
6th Floor KTB B/D
826-14 Yeoksam-dong, Kangnam-gu
Seoul, Korea	10,000,000 (3)	10.2%
STS Semiconductor & Telecommunication Co.,Ltd
Baek-suk-dong, Cheonan-City
Chungnam-do, Korea	10,000,000 (4)	10.2%

EMERGING MEMORY & LOGIC Solution Inc.,
#844-274th Floor, Jeju Construction and Financial Cooperative, 301-1
Yeon-dong, Jeju-si,
Jeju-do, Korea	6,341,154 (5)	6.7%
All named executive officers and directors as a group (2 person)	6,931,660	7.9%

(1)
Applicable percentage ownership is based on 88,199,896 shares of common stock outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 1, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
KTB Network Co., Ltd. is a publicly listed company on the KOSDAQ. Mr. Kwon, Sung Moon, the President and Chief Executive Officer of KTB Network Co., Ltd., has investment and voting control over the securities beneficially owned by KTB Network Co., Ltd.

(3)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.
(4)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.
(5)	Represents shares of common stock issuable upon conversion of $3,170,577 principal amount of convertible notes with a conversion price of $0.50 per share.

Item 12. Certain Relationships and Related Transactions.

CinTel Corp received approximately $15 million in convertible bonds, convertible to the common stock of the company at $0.50 per share from KTB china optimum fund (managed by the largest listed venture capital company in Korea) , ELMSI, a KOSDAQ listed company specializing in mobile semiconductors, and Axlon Corporation, KOSDAQ listed company specializing in intelligent network robots and STS Semiconductor & Telecommunication Co,. Ltd,(STS) a KOSDAQ listed company specializing in semiconductors. As a result of this investment, CinTel Corp acquired 51% Ownership and equity interests of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (PSTS) in China for an aggregate purchase price of $16.5 million from STS. STS is a subsidiary of Bokwang group and second shareholder of PSTS.

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
4.26
Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1
Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Sang Yon Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.2
Securities Purchase Agreement dated October 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)

10.3
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Meung Jun Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.4
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jin Yong Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.5
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Su Jung Jun (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.6
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Se Jung Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.7
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sun Kug Hwang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.8
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Woo Young Moon (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.9
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.10
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Sang Ho Han (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.11
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Jun Ro Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.12
Securities Purchase Agreement dated November 17, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

10.13
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.14
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Joo Chan Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.15
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sang Yong Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.16
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and JungMi Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.17
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Sung Min Chang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.18
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Eun Suk Shin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.19
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Overnet Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.20
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Yeun Jae Jo (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.21
Securities Purchase Agreement dated December 15, 2005 by and among Cintel Corp. and Equinox Partners Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.22
Securities Purchase Agreement dated December 16, 2005 by and among Cintel Corp. and Kei Wook Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2005)

10.23
Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and SeokKyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.24
Securities Purchase Agreement dated December 26, 2005 by and among Cintel Corp. and Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.25
Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)

10.26
Convertible Bonds Subscription Agreement between the Company and Axlon Corporation dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.27
Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.28
Convertible Bonds Subscription Agreement between the Company and KTB China Optimum Fund dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.29
Convertible Bonds Subscription Agreement between the Company and STS Semiconductor & Telecommunications Co. Ltd. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006) Stock Purchase Agreement by and between Cintel Corp and STS Semiconductor & Telecommunications Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.30
Stock Purchase Agreement by and between Cintel Corp. and STS Semiconductor & Telecommunications Co. Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2007)

10.31
Convertible Bonds Subscription Agreement entered into as of March 15, 2007 with Woori Private Equity Fund (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2007)

14.1	Code of Ethics (Incorporated by reference to The Company's Form 10-KSB filed with The Securities and Exchange Commission on April 17, 2006)
16.1	Letter on change in certifying accountant (Incorporated by reference to The Company's Form 8-K filed with The Securities and Exchange Commission on April 10, 2007)
21.1*	Subsidiaries
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $93,105.00 and $54,223.00 for the years ended December 31, 2006 and December 31, 2005, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

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

CINTEL CORP.

Date: April 17 , 2007	By:	/s/ Sang Don Kim
Sang Don Kim
President, Chief Executive Officer
and Director

Date: April 17 , 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sang Don Kim_____________ Sang Don Kim	President, Chief Executive Officer and Director	April 17, 2007

/s/ Kyo Jin Kang______________ Kyo Jin Kang	Chief Financial Officer and Principal Accounting Officer	April 17, 2007

/s/ Kwang Kee Lee____________	Secretary, Treasurer and Director	April 17, 2007
Kwang Hee Lee

/s/ Sang Yong Oh _____________	Chairman and Director	April 17, 2007
Sang Yong Oh

CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, AND 2005

-F 1 -

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Cintel Corp.:

We have audited the accompanying consolidated balance sheet of Cintel Corp. and subsidiaries (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operations and comprehensive (loss), stockholders’ equity, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 16, 2007.

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp.:

We have audited the consolidated balance sheet of Cintel Corp. and Subsidiaries as at December 31, 2005 and the related consolidated statements of operations and comprehensive (loss), stockholders' (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
"SF PARTNERSHIP, LLP"
Toronto, Canada	CHARTERED ACCOUNTANTS
March 27, 2006, except as to note 17
which is as of November 13, 2006.

- F3 -

CINTEL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006, and 2005
	2006	2005
ASSETS
Current Assets
Cash and cashequivalents (note 3)	$4,337,088	$3,489,449
Accounts receivable (net of allowance for doubtful accounts of $1,143,169; 2005 - $1,048,068)	5,620,693	1,023,460
Inventory (note 4)	5,654,590	448,575
Prepaid and sundry assets	1,068,624	364,113
Loans receivable (note 5)	430,000	-

Total Current Assets	17,110,995	5,325,597
Investments (note 7)	1,959,209	2,478,250
Investments in Available for Sale Securities (note 8)	5,257	49,828
Property, Plant and Equipment, Net (note 9)	25,977,243	580,559
Land Right (note 10)	356,172	-
Goodwill	7,740,271	-

Total Assets	$53,149,147	$8,434,234

LIABILITIES
Current Liabilities
Accounts payable	$8,164,355	$959,904
Loans payable - current (note 11)	11,112,570	651,994

Total Current Liabilities	19,276,925	1,611,898
Accrued Severance	97,404	69,356
Loans Payable (note 11)	4,877,188	38,654
Convertible Debentures (note 12)	15,284,295	8,853,191
Non-controlling Interest	8,726,492	-

Total Liabilities	48,262,304	10,573,099

Commitments and Contingencies (note 15)
STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (note 13)	87,618	42,378
Authorized
300,000,000 common shares, par value $0.001 per share
Issued
87,619,896 common shares (42,379,354 in 2005)
Additional Paid-in Capital	14,319,408	5,351,058
Treasury Stock	(5,630)	(5,630)
Cumulative Other Comprehensive (Loss) Income	(170,806)	10,984
Accumulated (Deficit)	(9,343,747)	(7,537,655)
Total Stockholders' Equity (Deficit)	4,886,843	(2,138,865)
Total Liabilities and Stockholders' Equity (Deficit)	$53,149,147	$8,434,234

                    (The accompanying notes are an integral part of these consolidated financial statments.)

- F4-

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
Years Ended December 31, 2006, and 2005
	2006	2005
Revenue
Merchandise	$4,394,620		$1,594,311
Finished goods	16,187,493		546,942
Services	138,402		67,207

Total Revenue	20,720,515		2,208,460

Cost of Sales
Merchandise	3,948,569		1,449,316
Finished goods	15,921,242		425,135

Total Cost of Sales	19,869,811		1,874,451

Gross Profit	850,704		334,009

Expenses
Professional fees	752,813		329,889
Salaries and employee benefits	942,809		374,866
Office and general	528,030		442,322
Travel	278,814		206,878
Research and development	19,045		99,320
Taxes and dues	66,523		44,879
Depreciation	271,111		198,375

Total Expenses	2,859,145		1,696,529

(Loss) from Operations	(2,008,441)		(1,362,520)

Other Income (Expense)
Interest and other income	786,677		18,133
Foreign exchange	58,836		(3,978)
Interest expense	(372,177)		(309,279)
Loss on disposal of equipment	(117,496)		-
Amortization of deferred financing fees	(90,000)		(150,000)
Employee benefit on repurchase of common stock	-		(97,288)
Share of income from equity investment	16,393		-

Total Other Income	282,233		542,412

(Loss) Before Income Taxes and Non-controlling Interest	(1,726,208)		(1,904,932)

Income taxes - current	52,664		-
Non-controlling Interest	27,220		-

	79,884		-

Net(Loss)	(1,806,092)		(1,904,932)
Foreign Currency Translation Adjustment	589,577		78,324
Unrealized Loss on Investment (note 7)	(722,409)		-

Total Comprehensive (Loss) before Non-controlling Interest	(1,938,924)		(1,826,608)
Foreign Currency Translation Adjustment - Non-controlling Interest	(48,958)		-

Total Comprehensive (Loss)	$(1,987,882)		$(1,826,608)

Basic and Fully Diluted (Loss) per Share (note 13)		$$	(0.05)
Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	68,753,837		37,029,588
(The accompanying notes are an integral part of these consolidated financial statments.)

- F5-

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2006, and 2005
	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Cumulative Other Comprehensive (Loss)	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)

Balance, January 1, 2005	23,409,800	$23,408	$4,573,535	$-	$23,826	($4,789,132)	($168,363)
Adjustment due to restatement (note 17)	-	-	-	-	91,166	843,591	934,757

	23,409,800	23,408	4,573,535	-	67,340	5,632,723	1,103,120
Common shares issued for consulting services March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting services September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued for consulting services December 31, 2005	400,000	400	35,600	-	-	-	36,000
Conversion of convertible debenture into common stock	11,987,320	11,988	368,012	-	-	-	380,000
Conversion of convertible debenture into common stock	4,092,234	4,092	244,400	-	-	-	248,492
Repurchase of employees' stock	-	-	-	5,630	-	-	5,630
Foreign currency translation adjustment	-	-	-	-	78,324	-	78,324
Net loss	-	-	-	-	-	1,904,932	1,904,932

Balance, December 31, 2005	42,379,354	$42,378	$5,351,058	$5,630	$10,984	$7,537,655	$2,138,865

Balance, January 1, 2006	42,379,354	$42,378	$5,351,058	$5,630	$10,984	$7,537,655	$2,138,865
Unrealized loss on investment (note 7)	-	-	-	-	722,409	-	722,409
Common shares issued for consulting services (note 13)	500,000	500	89,500	-	-	-	90,000
Common shares issued for consulting services - Sep 30, 2006	440,000	440	69,960	-	-	-	70,400
Conversion of convertible debenture into common stock (note 13)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Foreign currency translation adjustment	-	-	-	-	540,619	-	540,619
Net loss	-	-	-	-	-	1,806,092	1,806,092

Balance, December 31, 2006	87,619,896	$87,618	$14,319,408	$5,630	$170,806	$9,343,747	$4,886,842
(The accompanying notes are an integral part of these consolidated financial statments.)
- F6 -

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005
	2006	2005
Cash Flows from Operating Activities
Net (loss)
Items not affecting cash:	$1,806,092	$1,904,932
Depreciation	963,409	233,612
Non-controlling interest's share of income	27,220	-

Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of financing fees	90,000	190,868
Common stock issued for consulting services	160,400	168,001
Share of income from equity investment	16,393	-
(Loss) on disposal of equipment	117,496	-

	431,174	1,312,451
Net changes in assets and liabilities
Accounts receivable	4,597,233	356,361
Inventory	5,206,015	144,594
Prepaid and sundry assets	704,511	194,648
Accounts payable	7,204,451	130,350
Accrued severance	28,048	54,632

Net Cash Flows (Used in) Operating Activities	3,706,434	1,932,336

Cash Flows from Investing Activities
Acquisition of investments, net	-	2,441,250
Loans receivable	430,000	-
Acquisition of equipment, net	26,869,073	221,450
Change in non-controlling interest	8,726,492	-
Proceeds from disposal of securities held for investment	99,073	-
Acquisition of goodwill	7,740,271	-
Acquisition of land right	356,172	-

Net Cash Flows (Used in) Investing Activities	26,569,951	2,662,700

Cash Flows from Financing Activities
Proceeds from convertible debenture - net	15,284,295	9,053,191
Proceeds from common shares issued for repayment of convertible debenture	8,853,191
Repayment of convertible debentures	8,853,191	160,000
Repurchase of employees' stocks	-	5,630
Loans payable	15,299,110	1,057,032
Shareholder loan	-	33,201

Net Cash Flows Provided by Financing Activities	30,583,405	7,797,328

Foreign Exchange on Cash and Cash Equivalents	540,619	5,770

Net Increase in Cash and Cash Equivalents	847,639	3,208,062
Cash and Cash Equivalents - Beginning of Period	3,489,449	281,386

Cash and Cash Equivalents - End of Period	$4,337,088	$3,489,448

Interest and Income Taxes Paid
Interest paid	$357,798	$268,411

Income taxes paid	$52,664	$-

- F7-

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

1. Operations and Business

Cintel Corp. and Subsidiaries, formerly Link2 Technologies, Inc. ("the Company"), was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

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

On October 30, 2006, the Company entered into a Equity Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean corporation for the acquisition of 51% of the total equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for an aggregate purchase price of $16,500,000. The purchase price was paid from the proceeds of Cintel's convertible bonds financing pursuant to which the Company sold an aggregate of $15,284,295 principle amount in convertible bonds.

PSTS conducts its operations in the Wujiang Economic Development Zone, Jinagsu, People's Republic of China ("PRC"). The Company was incorporated on March 2, 2004, without share capital, pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and other electrical components for sale to the Korean market.

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

- F8-

The consolidated financial statements of the Company included the financial results of Cintel Corp., Cintel Korea and PSTS. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

The acquisition of PSTS has been accounted for by the purchase method, with the net assets of PSTS brought forward at their fair market value basis.

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

e)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and subcontracting cost.

f)	Revenue Recognition

For sale of finished goods, the Company recognizes revenue when there is a definitive sales agreement, and upon shipment of products when title is passed and the amount collectible can reasonably be determined.

For merchandise sales, the Company recognizes revenue upon shipment of products when title is passed and the amount collectible can reasonably be determined.

For the service sales, the Company recognizes revenue when services are rendered.

g)	Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date, are also included as cash equivalents.

- F9 -

h)	Investments

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

Investments subject to significant influence have been recorded using the equity method.

i)	Inventories

Raw material and supplies are stated at the lower of cost or market value, using the first in first out weighted average cost method.

Work-in-progress is stated at the lower of cost or market value, using the first in first out weighted average cost method. Net realizable value is determined by deducting applicable selling expenses from the product selling price.

Merchandise inventory is stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Buildings	20 years	straight line
Equipment	5 - 10 years	straight line
Measuring equipment	5 years	straight line
Furniture and equipment	5 years	straight line
Vehicles and transportation equipment	5 years	straight line
Computer software	5 years	straight line
Landscaping	5 years	straight line

k)	Land Right

Land right is stated at cost. Amortization, based on the estimated useful life of the asset, is provided on a straight line basis over 50 years.

l)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

- F10 -

m)	Currency Translation

The Company's functional currencies are the Korean won and the Chinese RMB. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

Foreign currency transactions of the Korean and Chinese operations have been translated to Korean Won and Chinese RMB at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

n)	Financial Instruments

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

o)	Income Tax

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

p)	Earnings or (Loss) per Share

The Company adopted FAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants, and convertible debentures for each year.

q)	Concentration of Credit Risk

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

- F11 -

For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

For the year ended December 31, 2006 PSTS had two major customers as follows:

% of Total Revenue
STS	38%
WE-Tech Corporation ("We-Tech")	25%

r) Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2006 and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

s)	Impact of Recently Issued Accounting Standards

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

- F12 -

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

3.	Cash and Cash Equivalents

Cash and cash equivalent includes restricted cash in the amount of $78,275 (2005 - $530,111), which has been pledged as collateral on performance bonds as required by the Chinese Customs Department. A deposit of $2,840,249 (2005 - $186,097) has been pledged as security for a bank loan, as described in note 11.

4.	Inventory
	2006	2005
Raw materials	$3,964,276		$155,888
Work-in-progress	314,445	-
Supplies	947,142	-
Merchandise	428,727	292,687

	$5,654,590	$448,575

- F13 -

5.	Loans Receivable

Loans receivable to unrelated Korean companies include the following;
	2006	2005
Loan receivable #1	$215,000	$-
Loan receivable #2	215,000	-

	$430,000	$-

Loan #1 bears interest at 17% per annum and is guaranteed by the major shareholder of the Company. Principal and interest are repayable upon maturity on June 30, 2007.

Loan #2 bears interest at 8% per annum and is guaranteed by the major shareholder of the Company. Principal and interest are repayable upon maturity on December 5, 2007. The loan was repaid on January 25, 2007 subsequent to the year end.

6.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($105,700) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,000,000 and $1,320,000 of taxable losses in its Korea and US operations, respectively, which can be used to offset future taxable income. The utilization of the Korean losses expires in years 2008 to 2011 and the US losses in years 2019 to 2021.

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

- F14-

For the first two profitable taxation years, taxable income of the Company's, Chinese subsidiary PSTS is exempt from income taxes. Taxable income in the third to fifth profitable taxation years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The taxable income is determined by off-setting the income for tax purpose of the year with tax losses carried forward from prior years. Tax losses can be carried forward for five years. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses as it is not more likely than not that they will be realized. The Company has accumulated approximately $2,309,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in 2009 ($532,000) and 2010 ($1,777,000).

The Company has deferred income tax assets as follows:
	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$270,195	$249,157
Other timing differences	255,953	(51,836)
Net operating loss carryforwards	2,155,532	1,681,864

	2,681,680	1,879,185
Valuation Allowance	(2,681,680)	(1,879,185)

	$ -	$ -

7.	Investments

Investments represent 500,000 shares, 20% ownership in a private Korean company, Global Assets Inc. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee. Unrealized holding loss in investment has been excluded from earnings and reported as a separate component of stockholders' equity.

Summarized financial information of Global assets Inc. based on the March 31, 2006, audited statements are as follows:
	100%	20%
Total Assets	$9,849,750	$1,969,950
Total Liabilities	53,706	10,741
Total Equities	9,796,044	1,959,209
Gross Revenue	2,036,556	407,311
Net Income	81,965	16,393

- F15 -

8.	Investments in Available for Sale Securities
	2006	2005
Stock #1	$4,972	$49,571
Other miscellaneous	285	257

	$5,257	$49,828

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

9.	Property, Plant and Equipment, Net

Equipment is comprised as follows:
		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Buildings	11,120,847	902,243	-	-
Furniture and fixtures	816,058	256,233	67,168	30,295
Equipment	17,273,794	3,883,592	848,147	601,952
Measuring equipment	1,794,775	340,694	-	-
Vehicles	183,546	49,794	16,647	-
Software	767,209	590,040	690,498	409,654
Landscaping	60,785	17,175	-	-

	$32,017,014	$6,039,771	$1,622,460	$1,041,901

Net carrying amount		$25,977,243		$580,559

10.	Land Right

The Company has an agreement with the government of the Republic of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing. The Company has the right to apply for renewal by notifying the government no later than six months prior to the expiry of the agreement. The government has no obligation to approve the renewal application.

		2006		2005
	Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	$369,224	$13,052	$-	$-

Net carrying amount		$356,172		$-

- F16 -

11.	Loans Payable
			2006	2005
	Current	Long-term	Total	Total

Bank loan	$430,000	$-	$430,000	$594,780
Promissory Note	39,000	-	39,000	39,000
Government loans
	10,422	20,249	30,671	39,100
Discount of interest-free government loans	-	(3,812)	(3,812)	(8,106)
Vehicle Loan	4,628	5,537	10,165	11,500
Note payable	-	-	-	14,374
Industrial and Commercial Bank of China (Loan #1)	3,202,500	-	3,202,500	-
Industrial and Commercial Bank of China (Loan #2)	1,922,305	-	1,922,305	-
Industrial and Commercial Bank of China (Loan #3)	2,730,811	-	2,730,811	-
China Construction Bank (Loan #1)		1,772,904	3,105,144	4,878,048
China Construction Bank (Loan #2)		1,000,000	1,750,000	2,750,000

	$11,112,570	$4,877,118	$15,989,688	$690,648

Bank Loan

The bank loan bears interest at 8.2% and matures on January 31, 2007. The loan is repayable upon maturity and guaranteed by a friend of the chief executive officer.

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loans

The loan is non-interest bearing, unsecured, repayable in annual payments of $10,422 and matures in October 2009.

Vehicle Loan

The loan is interest bearing, secured by the vehicle as disclosed in note 9, and is repayable in 36 monthly installments of $340. The loan matures in December 2008.

Industrial and Commercial Bank of China Loan #1

The loan is unsecured, payable monthly interest only at 6.14% per annum and matures April 18, 2007.

- F17 -

Industrial and Commercial Bank of China Loan #2

The loan is unsecured, payable monthly interest only at 6.44% per annum and matures June 20, 2007.

Industrial and Commercial Bank of China Loan #3

The loan is payable monthly interest only at 5.68% per annum, matures April 20, 2007 and is secured by a cash deposit of $2,80,249, as described in note 3.

China Construction Bank loans

China Construction Bank Loan # 1 bears interests at China Construction Bank's prime rate, matures in July 2009, and is repayable in quarterly installments of $443,226 commencing October 29, 2006.

China Construction Bank Loan # 2 bears interests at LIBOR plus 1.18%, matures in July 2009, and is repayable in quarterly installments of $250,000 commencing October 29, 2006.

The loans are guaranteed by property, plant and equipment of PSTS with a net book value of $25,717,778 as described in note 9.

Principal repayments of the long-term debts are comprised as follows:

2007	$2,787,954
2008	2,785,500
2009	2,091,618
$7,665,072

12.	Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible bonds are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008, to September 30, 2011. The adjustment discount will be 100% X ($0.50 - Previous 3 months average share price)/$0.50, to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006, to September 30, 2011. As at December 31, 2006, no bonds have been converted.

For any unconverted amount on October 30, 2011, the Company shall pay interest at the rate of 8% per annum provided that PSTS generates total revenues of $65,800,000 and operating profit of $6,800,000 in 2007 and total revenue of $95,400,000, and operating profit of $10,600,000 in 2008. If the conditions are not achieved, interest shall be calculated at 10% per annum. Interest shall be due and payable in cash on the maturity date of October 30, 2011.

The convertible debentures outstanding at December 31, 2005 were converted to common shares in 2006, as described in note 13.

The convertible debentures have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

- F18 -

13.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share

	2006	2005
Issued
87,619,896 common shares (2005 - 42,379,354)	$87,618	$42,378

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

- F19 -

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

In July 2006, 440,000 common shares were issued for consulting services at the value of $70,400.

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

	2006	2005
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	6	6%

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

-F 20 -

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the years ended December 31, 2006, and 2005.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2006 and 2005:

	2006	2005
Outstanding, beginning of year	106,000	106,000
Exercised	-	-
Cancelled	-	-
Expired	(106,000)	-

Outstanding, end of year	-	106,000

Weighted average fair value of options granted during the year	$-	$-

Weighted average exercise price of common stock options, beginning of year	$-	$0.62

Weighted average exercise price of common stock options granted in the year	$-	$-

Weighted average exercise price of common stock options, end of year	$-	$0.67

Weighted average remaining contractual life of common stock options	-	1 year

14.	Related Party Transactions

During the year, the Company's Chinese subsidiary PSTS entered into the following transactions with STS and We-Tech Corporation ("We-Tech"). STS and We-Tech are each 24.5% owners of PSTS respectively:
2006
Accounts receivable - STS	$1,749,945
Accounts receivable - We-Tech	$1,882,528
Accounts payable - STS	$1,428,234
Accounts payable - We-Tech	$2,631,573
Sales - STS	$7,972,281
Sales - We-Tech	$5,113,353
Purchase - STS	$4,780,074
Purchase - We-Tech	$3,299,765

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

-F 21 -

15.	Contingent Liabilities and Commitments

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

b)
The Company is committed to office spaces' leases obligations which expires in December 2007 and February 2008. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2007 $38,768

Rent expenses paid in 2006 and 2005 were $ 149,387 and $73,428, respectively.

c)	The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in note 12.

d)	The Company's Chinese subsidiary PSTS is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in note 10.

e)	The Company's Chinese subsidiary PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000

16.	Subsequent Events

a)
On January 20, 2007, the Korean subsidiary of the company entered into a convertible debenture agreement to invest in convertible bonds issued by one of its customers. The convertible bonds has a face value of approximately $500,000, bears interest at 5.20% per annum, and matures January 30, 2010. The bond is convertible to 10,000 common shares at approximately $50 per share, representing 16% of the total outstanding common stock of the customer. The Company can exercise the conversion right any time during the term of the debenture agreement.

The Company was allowed to contra its accounts receivable from the customer as at January 20, 2007 as partial payment for the investment. As at December 31, 2006, accounts receivable from the customer was approximately $224,000.

- F22 -

b)
On March 15, 2007, the Company entered into a financing agreement with Woori Private Equity Fund (“Woori”) for the sale of convertible debentures in an aggregate principal amount of approximately $63,000,000 (the “Debenture”). The Debenture will mature on April 12, 2012 and is convertible into shares of common stock of the Company, at the option of the holder, at a rate of $0.70 per share. The coupon rate of the Bond shall be at the compounded interest rate of 2.3% per annum; provided however, if the Bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, the Company shall guarantee a compounded interest rate of 8% per annum. Per the debenture agreement, the Company will undertake to apply for listing of its common stock on any of the NASDAQ, London Stock Exchange, Hong Kong Stock Exchange and Singapore Exchange Securities Trading Limited and use its best efforts to obtain such listing by October 31, 2009. In the event that the Company does not secure such listing by October 31, 2009 for any reason not solely attributable to Woori, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value and shall also be entitled to receive from the Company the payment of interest on the outstanding principal balance of the Debenture calculated at the compounded rate of ten per cent per annum. In the case of the Company completing the listing process prior to the end of October of 2009, Woori shall be entitled, on or after the fourth anniversary of the issuance of the Debenture, to exercise its put option to redeem the Debenture at the face value thereof and shall also be entitled to receive from the Company the payment of interest on the outstanding principal amount of the Debenture calculated at the compounded rate of eight per cent per annum. In case of the occurrence of any event of default by the Company, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value thereof if such event of default is not cured within sixty days of notice, in which case Woori shall also be entitled to receive from the Company the payment of default interest on the outstanding principal balance of the Debenture calculated at the compounded rate of nineteen per cent per annum.

The Company has agreed to pledge as security all convertible bonds to be issued by any entity and subscribed by the Company using the proceeds from the Debenture in favor of the Company and all the shares of any such entity to be acquired by the Company.

17.	Restatement of the 2005 Comparative Consolidated Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax losses would be realized. As such, the Company provided a 100% valuation allowance against the deferred tax losses in the year 2005.

The effects of this restatement were to increase the valuation allowance to $1,879,185 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,222,146(comprised of $10,453 current and $1,211,693 long term); and to decrease the deferred income taxes recoverable from $267,800 to an expense of $936,099 on the consolidated income statements.

- F23 -