Form 10QSB
period 2007-03-31
CINTEL CORP
filed 2007-05-22
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER _________________________________

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
61 Broadway, 32nd Floor
New York, New York 10006
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 88,625,196 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007, AND 2006 (RESTATED)

(UNAUDITED)

CONTENTS
Consolidated Balance Sheets	1
Consolidated Statements of Operations and Comprehensive (Loss)	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4 - 23

CINTEL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007, and 2006
(Unaudited)

		Restated
		(Note 18)
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents (Note 3)	$4,958,888	$1,793,396
Short-term investment	-	291,427
Accounts receivable - Trade (less - Allowance for doubtful accounts of $1,130,408; 2006 - $1,087,980)	5,829,031	3,340,302
Current portion - Loans receivable (Note 5)	212,600	154,358
Inventory (Note 4)	6,959,950	489,017
Prepaid and other current assets	1,048,214	728,995

Total Current Assets	19,008,683	6,797,495

Property, Plant and Equipment, net (Note 5)	30,116,133	552,312

Other Assets:
Loans receivable - Less current portion	151,508	-
Investments (Note 7)	2,435,886	2,572,624
Investments in Available for Sale Securities (Note 8)	4,916	51,726
Land Rights (Note 10)	356,775	-
Goodwill	7,740,271	-

Total Other Assets	10,689,356	2,624,350

Total Assets	$59,814,172	$9,974,157

LIABILITIES

Current Liabilities:
Current portion - Loans payable (Note 12)	$10,746,058	$666,789
Advances from Shareholder (Note 11)	282,758	-
Accounts payable - Trade	16,044,058	2,532,854

Total Current Liabilities	27,072,874	3,199,643

Long-Term Debt:
Loans payable, less current portion (Note 12)	4,206,219	39,121
Accrued Severance	88,449	74,788
Convertible Debentures (Note 13)	15,284,295	8,853,191

Total Long-Term Debt	19,578,963	8,967,100

Total Liabilities	46,651,837	12,166,743

Non-Controlling Interest	8,655,613	-

Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock (Note 14):
Authorized-
300,000,000 Common shares; par value $0.001 per share
Issued-
88,299,896 Common shares (2006 - 42,379,354)	88,299	42,379
Additional Paid-in Capital	14,437,328	5,351,058
Less - Treasury Stock	(5,630)	(5,630)
Accumulated Other Comprehensive (Loss) Income	(214,496)	257,430
Accumulated (Deficit)	(9,798,779)	(7,837,823)

Total Stockholders' Equity (Deficit)	4,506,722	(2,192,586)

Total Liabilities and Stockholders' Equity (Deficit)	$59,814,172	$9,974,157

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2007, and 2006
(Unaudited)

		Restated
		(Note 18)
	2007	2006
Revenues:
Finished goods	$16,298,317	$75,469
Merchandise	207,801	2,218,198
Services	978	28,032

Total Revenues	16,507,096	2,321,699

Cost of Revenues:
Finished goods	16,087,999	50,724
Merchandise	204,100	2,137,305

Total Cost of Revenues	16,292,099	2,188,029

Gross Profit	214,997	133,670

Expenses:
General and administrative	416,108	407,694
Research and development	10,630	18,641
Depreciation and amortization	100,397	51,414

Total Expenses	527,135	477,749

(Loss) from Operations	(312,138)	(344,079)

Other Income (Expense):
Interest and other income	133,349	109,416
Interest expense and amortization of deferred financing fees	(343,152)	(12,073)
(Loss) on disposal of plant and equipment	-	(30,000)

Total Other Income (Expense)	(209,803)	67,343

(Loss) Before Income Taxes and Non-Controlling Interest	(521,941)	(276,736)
Income taxes - Current (Note 6)	-	(23,432)
Non-Controlling Interest	66,909	-

Net (Loss)	(455,032)	(300,168)

Comprehensive Income (Loss):
Foreign currency translation	(47,658)	246,446
Non-Controlling interest	3,968	-

Total Comprehensive (Loss)	$(498,722)	$(53,722)

Basic and Diluted (Loss) per Share (Note 14)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
During the Periods - Basic and Diluted	87,846,563	42,379,354

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007, and 2006
(Unaudited)

		Restated
		(Note 18)
	2007	2006

Cash Flows from Operating Activities:
Net (loss)	$(455,032)	$(300,168)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	972,173	51,414
Non-Controlling interest	(66,909)	-
Amortization of financing fees	90,000	30,000
Common stock issued for consulting services	118,600	-
Net changes in assets and liabilities - Accounts receivable - Trade	(208,339)	(2,576,646)
Inventory	(1,305,360)	(23,273)
Prepaid and other current assets	20,410	(353,849)
Accounts payable - Trade	7,879,704	1,682,146
Accrued severance	(8,955)	2,781

Net Cash Provided by (Used in) Operating Activities	7,036,292	(1,487,595)

Cash Flows from Investing Activities:
Acquisition of investments, net	(498,547)	(290,354)
Loans receivable	(65,892)	(153,789)
Acquisition of plant and equipment	(5,047,672)	(1,244)
Change in non-controlling interest	(3,968)	-

Net Cash (Used in) Investing Activities	(5,616,079)	(445,387)

Cash Flows from Financing Activities:
Loans payable	(1,037,481)	(9,517)
Advances from Shareholder	282,758	-

Net Cash (Used in) Financing Activities	(754,723)	(9,517)

Foreign Exchange on Cash and Cash Equivalents	(43,690)	246,446

Net Increase (Decrease) in Cash and Cash Equivalents	621,800	(1,696,053)

Cash and Cash Equivalents - Beginning of Period	4,337,088	3,489,449

Cash and Cash Equivalents - End of Period	$4,958,888	$1,793,396

Supplemental Disclosures of Cash Flow Information:
Interest and Tax Paid-
Interest	$253,152	$12,073
Income taxes	$-	$23,432

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

1.	Operations and Business

Cintel Corp. and Subsidiaries, formerly Link2 Technologies, Inc. ("the Company"), was incorporated in the State of Nevada on August 16, 1996, and on April 24, 2001, changed its name from Great Energy Corporation International to Link2 Technologies, Inc. On September 30, 2003, the Company changed its name to Cintel Corp.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the “Agreement") with Cintel Co., Ltd., ("Cintel Korea") a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company from the shareholders of 100% of the issued and outstanding capital stock of Cintel Korea. In exchange, the shareholders of Cintel Korea received 16,683,300 shares of the Company. As a result, the shareholders of Cintel Korea controlled 82% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

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

On October 30, 2006, the Company entered into an Equity Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean corporation for the acquisition of 51% of the total equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for an aggregate purchase price of $16,500,000. The purchase price was paid from the proceeds of Cintel's convertible bonds financing pursuant to which the Company sold an aggregate of $15,284,295 principle amount in convertible bonds.

PSTS conducts its operations in the Wujiang Economic Development Zone, Jinagsu, People's Republic of China ("PRC"). The Company was incorporated on March 2, 2004, without share capital, pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and other electrical components for sale to the Korean market.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirement of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission ("SEC").

b)	Basis of Consolidation

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

The United States dollar has been used as the unit of measurement in these financial statements.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

d)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual period.

e)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and subcontracting expenses.

f)	Revenue Recognition

For finished goods, the Company recognizes revenue when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined.

For merchandise sales, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.

For service revenues, the Company recognizes such revenues when services are rendered.

g)	Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. Investments that mature within three months from the investment date, are also included as cash equivalents.

h)	Investments

Investments in securities are recorded in accordance with Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investments in available for sale securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable. Investments in trading securities are recorded at fair value. Unrealized holding gains and losses from investments are excluded from earnings and reported as a separate component of stockholders' equity.

Investments subject to significant influence have been recorded using the equity method.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

i)	Inventory

Raw material and supplies are stated at the lower of cost or market value, using the first-in, first-out weighted average cost method.

Work-in-progress is stated at the lower of cost or market value, using the first in first out cost method. Market value is determined by deducting applicable selling expenses from the product selling price.

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

Buildings	20 years	straight line
Equipment	5 - 10 years	straight line
Measuring equipment	5years	straight line
Furniture and fixtures	5years	straight line
Vehicles	5years	straight line
Software	5years	straight line
Landscaping	5years	straight line

k)	Land Right

Land right is stated at cost. Amortization, based on the estimated useful life of the asset, is provided on a straight line basis over 50 years.

l)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

m)	Currency Translation

The Company's functional currencies are the Korean won and the Chinese RMB. Adjustments to translate those statements into United States dollars at the balance sheet date are recorded in other comprehensive income (loss).

Foreign currency transactions of the Korean and Chinese operations have been translated to Korean Won and Chinese RMB at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the period.

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

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

p)	Earnings or (Loss) per Share

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants, and convertible debentures for each period.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

q)	Concentration of Credit Risk

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

For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

For the period ended March 31, 2007, PSTS had two major customers as follows:

% of Total Revenue
STS	64%
WE-Tech Corporation ("We-Tech")	15%

r)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

s)	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

3.	Cash and Cash Equivalents

Cash and cash equivalent includes restricted cash in the amount of $80,046 (2006 - nil), which has been pledged as collateral on performance bonds as required by the Chinese Customs Department. A deposit of $2,836,087 (2006 - nil) has been pledged as security for a bank loan, as described in Note 12.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

4.	Inventory

	2007	2006
Raw materials	$5,319,234	$154,312
Work-in-progress	518,734	-
Supplies	911,486	-
Merchandise	210,496	334,705
	$6,959,950	$489,017

5.	Loans Receivable

Loans receivable to unrelated Korean companies include the following;

	2007	2006
Loan receivable #1	$212,600	$-
Loan receivable #2	-	51,450
Loan receivable #3	-	102,908
Loan receivable #4	151,508	-
	364,108	154,358
Less: current portion	(212,600)	(154,358)
	$151,508	$-

Loan receivable #1 to a private Korean company is unsecured, bears interest at 17% per annum and is guaranteed by the major shareholder of the debtor. Principal and interest are repayable upon maturity on June 30, 2007. The loan was repaid on April 25, 2007, subsequent to the period end.

Loan receivable #2 to a private Korean company is unsecured, non-interest bearing and matures on May 12, 2006. The loan was repaid during 2006.

Loan receivable #3 to the chief executive officer of the indebted company per loan receivable #2 is unsecured, bears interest at 6% per annum, and is due on demand. The loan was repaid during 2006.

Loan receivable #4 to a private Chinese company is unsecured, bears interest at 7% per annum, payable quarterly, interest only, and matures on January 3, 2009. The loan is guaranteed by the shareholders of the debtor.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

6.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2007 and 2006 are 16.5 percent of the first 100 million Korean Won ($105,700) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,235,000 and $1,400,000 of taxable losses in its Korea and US operations, respectively, which can be used to offset future taxable income. The utilization of the Korean losses expires in years 2008 to 2011 and the US losses in years 2019 to 2021.

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

For the first two profitable taxation years, taxable income of the Company' Chinese subsidiary, PSTS, is exempt from income taxes. Taxable income in the third to fifth profitable taxation years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The taxable income is determined by off-setting the income for tax purposes of the period with tax losses carried forward from prior years. Tax losses can be carried forward for five years. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses as it is not more likely than not that they will be realized. The Company has accumulated approximately $2,446,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in 2009 ($532,000), 2010 ($1,777,000), and 2012 ($137,000).

The Company has deferred income tax assets as follows:

		(Restated)
	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$267,000	$258,646
Other timing differences	253,000	(53,810)
Net operating loss carryforwards	2,287,000	1,799,654
	2,807,000	2,004,490
Valuation Allowance	(2,807,000)	(2,004,490)
	$-	$-

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)
7.	Investments

	2007	2006
Convertible debenture	$498,547	$-
Equity Investment in Global Assets	1,937,339	2,572,624
	$2,435,886	$2,572,624

The convertible debenture issued by one of the Company's customers bears interest at 5.2% annum, and matures on January 30, 2010. The bond is convertible into 10,000 common shares at approximately $50 per share, representing 16% of the total outstanding common stock of the customer. The Company can exercise the conversion right any time during the period from January 20, 2007, to 30 days prior to January 30, 2010.

Investment in Global Assets Inc. represents 500,000 common shares, 20% ownership in a private Korean company, Global Assets Inc. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee.

Summarized financial information of Global Assets Inc. based on the March 31, 2006, audited statements are as follows:

	100%	20%
Total assets	$9,849,750	$1,969,950
Total liabilities	53,706	10,741
Total equities	9,796,044	1,959,209
Gross revenues	2,036,556	407,311
Net income	81,965	16,393

8.	Investment in Available for Sale Securities

Investment in available for sale securities represents minority interests in private Korean companies.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

9.	Property, Plant and Equipment, Net

Equipment is comprised as follows:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Buildings	11,087,123	(1,039,062)	-	-
Furniture and fixtures	873,945	(295,523)	69,725	(33,757)
Equipment	22,392,529	(4,591,665)	882,442	(642,223)
Measuring equipment	1,824,300	(425,572)	-	-
Vehicles	165,097	(54,034)	17,281	(864)
Software	754,682	(616,653)	715,833	(456,125_
Landscaping	61,378	(20,412)	-	-
	$37,159,054	$(7,042,921)	$1,685,281	$(1,132,969)
Net carrying amount		$30,116,133		$552,312

10.	Land Right

The Company has an agreement with the government of the PRC for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing. The Company has the right to apply for renewal by notifying the government no later than six months prior to the expiry of the agreement. The government has no obligation to approve the renewal application.

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$369,224	$(12,449)	$-	$-
Net carrying amount		$356,775		$-

11.	Advances from Shareholder

The advances from the chief executive officer, who is also a 15% shareholder of the Company, are non-interest bearing and unsecured. The advances were repaid on maturity on May 3, 2007.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

12.	Loans Payable

			2007	2006
	Current	Long-term	Total	Total
Bank loan	$-	$-	$-	$617,430
Promissory note	39,000	-	39,000	39,000
Note payable	-	-	-	6,380
Government loans	10,481	20,966	31,447	40,589
Discount of interest-free government loans	-	(3,268)	(3,268)	(8,415)
Vehicle Loan	-	-	-	10,926
Industrial and Commercial Bank of China (Loan #1)	3,234,893	-	3,234,893	-
Industrial and Commercial Bank of China (Loan #2)	1,940,250	-	1,940,250	-
Industrial and Commercial Bank of China (Loan #3)	2,730,811	-	2,730,811	-
China Construction Bank (Loan #1)	1,790,623	2,688,521	4,479,144	-
China Construction Bank (Loan #2)	1,000,000	1,500,000	2,500,000	-
	$10,746,058	$4,206,219	$14,952,277	$705,910

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loan

The loan is non-interest bearing, unsecured, repayable in annual payments of $10,481; and, matures in October 2009.

Industrial and Commercial Bank of China Loan #1

The loan is unsecured, payable monthly; interest only at 6.14% per annum; and, matured April 18, 2007. This loan was repaid at maturity.

Industrial and Commercial Bank of China Loan #2

The loan is unsecured, payable monthly; interest only at 6.44% per annum; and, matures June 20, 2007.

Industrial and Commercial Bank of China Loan #3

The loan is payable monthly interest only at 5.68% per annum, matured April 20, 2007 and is secured by a cash deposit of $2,836,087, as described in Note 3. This loan was repaid at maturity.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

12.	Loans Payable (cont'd)

China Construction Bank loans

China Construction Bank Loan # 1 bears interests at China Construction Bank's prime rate, matures in July 2009, and is repayable in quarterly installments of $447,551, commencing October 29, 2006.

China Construction Bank Loan # 2 bears interests at LIBOR plus 1.18% per annum, matures in July 2009, and is repayable in quarterly installments of $250,000, commencing October 29, 2006.

The loans are guaranteed by property, plant and equipment of PSTS with a net book value of $25,172,616 as described in Note 9.

Future principal repayments of the loans payable is comprised as follows:

2008	$2,790,204
2009	1,405,534
2010	10,481
$4,206,219

13.	Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

The convertible debentures are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 to September 30, 2011. The adjustment discount will be 100% X ($0.50 - Previous 3 months average share price)/$0.50, to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of March 31, 2007, no bonds have been converted.

For any unconverted amount on October 30, 2011, the Company shall pay interest at the rate of 8% per annum provided that PSTS generates total revenues of $65,800,000 and an operating profit of $6,800,000 in 2007, and total revenue of $95,400,000, and an operating profit of $10,600,000 in 2008. If the conditions are not achieved, interest shall be calculated at 10% per annum. Interest shall be due and payable in cash on the maturity date of October 30, 2011.

The convertible debenture outstanding at March 31, 2006 was converted to common shares in 2006, as described in Note 14.

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

14.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share
	2007	2006
Issued
88,299,396 common shares (2006 - 42,379,354)	$88,299	$42,379

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

14.	Capital Stock (cont'd)

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

In February 2007, 580,000 common shares were issued for consulting services at the value of $98,600.

In March 2007, 100,000 common shares were issued as employee remuneration at the value of $20,000.

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

	2007	2006
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	6	6
Expected dividends	$0	$0

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

14.	Capital Stock (cont'd)

In February 2001, 30,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were cancelled.

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the years ended December 31, 2006 and 2005.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during 2007 and 2006:

	2007	2006
Outstanding, beginning of period	106,000	106,000
Exercised	-	-
Cancelled	-	-
Expired	(106,000)	-

Outstanding, end of period	-	106,000

Weighted average fair value of options granted during the period	$-	$-

Weighted average exercise price of common stock options, beginning of period	$-	$0.62

Weighted average exercise price of common stock options granted in the period	$-	$-

Weighted average exercise price of common stock options, end of period	$-	$0.67

Weighted average remaining contractual life of common stock options	-	1 year

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

15.	Related Party Transactions

During the period, the Company's Chinese subsidiary PSTS entered into the following transactions with STS and We-Tech Corporation ("We-Tech"). STS and We-Tech are each 24.5% owners of PSTS respectively:

2007
Accounts receivable - STS	$2,210,384
Accounts receivable - We-Tech	$1,266,875
Accounts payable - STS	$9,669,402
Accounts payable - We-Tech	$2,475,410
Sales - STS	$9,918,606
Sales - We-Tech	$2,298,188
Purchase - STS	$13,338,851
Purchase - We-Tech	$1,821,825
These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

16.	Commitments and Contingencies

a)
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

b)
The Company is committed to premise lease obligations which expire in December 2007 and February 2008. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2007	$52,649
2008	1,950
$54,599

Rent expense paid in 2007 and 2006 were $ 39,828, and $36,731, respectively.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007, and 2006
(Unaudited)

16.	Commitments and Commitments (cont'd)

c)	The Company is committed to pay interest of 8% or 10% on its convertible debentures payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in Note 13.

d)	The Company's Chinese subsidiary, PSTS, is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in Note 10.

e)	The Company's Chinese subsidiary, PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000

17.	Subsequent Events

a)
On April 12, 2007, the Company entered into a financing agreement with Korea Culture Promotion Inc. and Phoenix M&M Corporation for the sale of convertible debentures in an aggregate principal amount of approximately $10,500,000 (the “Debentures”) which was immediately funded. The Debentures will mature on April 12, 2012 and are convertible into shares of common stock of the Company, at the option of the holder at a rate of $0.70 per share. The coupon rate of the bond shall be at the compounded interest rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, the Company shall guarantee a compounded interest rate of 8% per annum.

At any time during the period from November 1, 2009 to March 12, 2012, the holders are entitled to exercise their put option to redeem the Debentures at the face value thereof, in which case the holder shall also be entitled to receive from the Company the payment of interest on the outstanding principal balance of the Debentures calculated at the compounded rate of 8 % per annum. Upon the occurrence of any event of default by the Company, the holders will be entitled to exercise their put option to redeem the Debentures at the face value thereof if the event of default is not cured within sixty days of notice thereof, in which case the holders shall also be entitled to receive from the Company default interest on the outstanding principal balance of the Debentures calculated at the compounded rate of 19 % per annum.

b)
On April 19, 2007, the Company entered into convertible bonds subscription agreements pursuant to which the Company purchased convertible debentures in an aggregate principal amount of approximately $38,000,000 (the “Debentures”) issued by STS. The Debentures were issued in the principal amount of approximately $28,000,000 and $10,000,000 and bear interest at the compounded rate of 0% and 4% per annum respectively. If the bonds are not converted during the period commencing on the issuance date through one month prior to the maturity date, STS shall guarantee a compounded interest rate of 4% and 8% per annum, respectively. The Debenture issued in the principal amount of $28,000,000 matures on April 20, 2009 and the Debenture in the principal amount of $10,000,000 matures on April 20, 2012. Upon the occurrence of an event of default under the terms of the Debentures, the interest rate shall be 19%. The Debentures are convertible into shares of common stock of STS, at the option of the holder at a rate of approximately $8.66 per share, representing 23% of the total outstanding common stock of STS. If converted, the Company will be the single major shareholder.

At any time after April 20 2008, if the closing price of STS remains higher than 135% of the conversion price then in effect for thirty consecutive trading dates of the Korean National Association of Securities Dealers' Automated Quotation System and the Company shall not have exercised its Conversion Rights during such thirty day period, on the trading date immediately following the end of such thirty day period, STS may send a notice requesting the Company to exercise its conversion right within five (5) trading dates from the date of receipt of such notice. If the Company fails to exercise its conversion right during such five (5) day period, STS may redeem all or some of the issued and outstanding Debentures at 100% of the principal amount of the Bonds without any interest or premium thereon.

18.	Restatement of the 2006 Comparative Consolidated Financial Statements

On further consideration, the Company determined that it was not more likely than not that deferred tax losses would be realized. As such, the Company provided a 100% valuation allowance against the deferred tax losses at March 31, 2006.

The effects of this restatement were to increase the valuation allowance to $2,004,490 from $657,039 (Note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,347,451 (comprised of $10,851 current and $1,336,559 long term); and to decrease the deferred income taxes recoverable to nil from $78,473 on the consolidated income statements.

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

OVERVIEW

While the Company maintains its position as a leader in Internet Traffic Management (ITM) systems it has also begun expansion into creative new markets and worldwide distribution of Korean and Chinese based technologies. The Company provides an ever expanding range of enterprise technology solutions.

Founded in 1997, the Company introduced Korea's first dynamic server load balancer. CinTel's award winning ITM solutions are marketed to customers around the world, enabling them to improve delivery of internet traffic, manage service level standards, reduce server loads bandwidth demands and meet enterprise security mandates.

The Company’s strategy going forward is to leverage this track record in Asia and expand into the larger networking markets of North America and Europe.

The Company had also entered the semiconductor industry with the acquisition of Phoenix Semiconductor Telecommunication (Suzhou), Ltd. (PSTS) in 2006. PSTS was successfully spun off from Samsung Electronics and is now a dedicated provider of contracted products for Samsung and other vendors. As a result of this acquisition, the Company has shifted its core business from the ITM solutions into the production and packaging of technology components and which management believes will ensure CinTel's growth and profits in the near future.

PSTS's ever expanding solutions with key partners and internal development has created a conglomerate of technology products for CinTel to offer to include NAND flash memory, LCD assembly, semiconductor packaging and testing specialists, as well as, a total solution provider for memory applications for home appliances, semiconductor, TFT-LCD application products. The Company intends to expand into the global semiconductor market by consolidating various businesses involved in the semiconductor industry. The Company expects that the expansion of its semiconductor business will grow from the fast-developing and emerging Chinese market and gradually move into the US and EU markets. With long term secure contracts with customers such as Samsung Electronics, the Company’s management believes that the Company will be able to continue its rapid growth.

With additional acquisitions the Company intends to expand its business to include mobile communications, other cutting-edge technologies, and various services.

Management anticipates that it will use the balance of fiscal year 2007 to expand its products and markets. The Company is also taking steps to establish several business partnerships in the United States. Additionally, the Company plans to study other markets for entry where management believes the Company will be able to leverage its distribution channels and product strengths.

RESULTS OF OPERATIONS

Three months period ended Mar 31, 2007 compared to the three months ended Mar 31, 2006
(Unit: USD)
	3/31/2007	3/31/2006
Revenues	$16,507,096	$2,321,699
Cost of revenues	16,292,099	2,188,029
Gross Profit	214,997	133,670
Expenses	746,718	481,093
Operating (Loss)	(531,721)	(347,423)
(Loss) Before Income Taxes	(521,941)	(276,736)
Net (Loss)	(455,032)	(300,168)

In the first quarter of 2007 and 2006 revenues totaled approximately $16.5 million and approximately $2.3 million, respectively, which reflects an increase of approximately of $14.2 million. The main reason for the increase in revenue for the first quarter of 2007, as compared to the first quarter of 2006, is primarily attributed to the consolidating of the revenue of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”), our subsidiary. In October 2006, we acquired a majority interest in PSTS. PSTS’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

The revenue of PSTS for the first quarter of 2007 is $15.6 million (Print Board Assembly sales of $3.1 million, Packaging sales of $6.8 million, wafer sales and miscellaneous $5.7 million). The revenue of Cintel, excluding PSTS, for the first quarter of 2007 is approximately $0.9 million.

The cost of revenues for the first quarter of 2007 and 2006 was $16.3 million and $2.2 million, respectively, an increase of 644.6%, which is primarily attributable to the increase in revenues. Our gross margins for the first quarter of 2007 and 2006 decreased from 5.7% to 1.3%, respectively. PSTS’s costs are relatively high, as a recently formed company, due to fixed assets, depreciation expenses and others, but it expects to expand gross margin through maximizing of revenue in the near future.

Total expenses for the first quarter of 2007 and 2006 totaled approximately $0.75 million and approximately $0.48 million, respectively, resulting in an increase of $0.27 million or 55.2%.

The operating loss for the first quarter of 2007 and 2006 totaled $0.53 million and $0.35 million respectively. Total loss before income taxes for the first quarter of 2007 and 2006 totaled $0.52 million and $0.28 million respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, CinTel and its subsidiaries had cash and cash-equivalents totaling $4.96 million. Management believes it has the resources necessary to maintain its current business operations for at least twelve months from the date of this report.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is management’s estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed reviews of individual portfolios to determine if an impairment has occurred and to assess the adequacy of the allowance for doubtful accounts, based on historical and current trends and other factors affecting doubtful accounts. When receivables are past due for a period exceeding 2 years, a 100% allowance for doubtful accounts is established without an individual analysis of the customer. A 100% allowance for doubtful accounts is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

On March 31, 2007, the allowance for doubtful accounts was $1,130,408 of $6,959,439 in accounts receivables and on March 31, 2006, the allowance for doubtful accounts was $1,087,980 of $4,428,282 of accounts receivables. The allowance for doubtful accounts in 2007 experienced an increase of $42,428 (3.9%) compared to 2006. The increasing of allowances for doubtful accounts as of March 31, 2007 was primarily due to receivables which occurred in 2005. We established a 100% allowance for doubtful accounts for the receivables of more than 2 years and for customers who have an impairment of capital assets, are discontinuing business operations or are suffering from bad cash flow and liquidity issues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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
4.25
Convertible Note in the principal amount of $492,800 issued to Seok Kyu Hong (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.26
Convertible Note in the principal amount of $197,200 issued to Moon Soo Park (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1
Distribution Agreement dated March 15, 2006 among Cintel Corp. and InterSpace Computers, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2006)

10.2
Convertible Bonds Subscription Agreement between the Company and Axlon Corporation dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.3
Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.4
Convertible Bonds Subscription Agreement between the Company and KTB China Optimum Fund dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.5
Convertible Bonds Subscription Agreement between the Company and Emerging Memory & Logic Solutions, Inc. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 31, 2006)

10.6
Stock Purchase Agreement by and between Cintel Corp. and STS Semiconductor & Telecommunications Co., Ltd. Dated October 30,2006
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.6
Convertible Bonds Subscription Agreement between the Company and Woori Private equity. dated March 15, 2007 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 21, 2007)

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

CINTEL CORP.

Date: May 21, 2007	By:	/s/ Sang Don Kim
Sang Don Kim Chief Executive Officer

Date: May 21, 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang Principal Financial Officer and Principal Accounting Officer