Form 10QSB/A
period 2005-06-30
CINTEL CORP
filed 2007-06-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Amendment No. 2
to
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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 22, 2005 and amended on February 9, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Original Form 10-QSB is being amended to amend the financial statements contained therein to write-off certain tax benefits recognized in the year ended December 31, 2004.

We have not updated the information contained herein for events occurring subsequent to August 22, 2005, the filing date of the Original Form 10-QSB.

CINTEL CORP.

FORM 10-QSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and Subsidiary (the "Company") as at June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

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

Toronto, Canada CHARTERED ACCOUNTANTS
August 17, 2005 except as to note 15(a)
which is as of February 2, 2007 and note 15(b)
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2005 and 2004
(Unaudited)

	Restated (note 15)
	2005	2004
ASSETS

Current
Cash and cash equivalents (note 3)	$373,982	$242,450
Accounts receivable (net of allowance for doubtful accounts of $965,246; 2004 - $426,626)	290,083	1,301,587
Inventories (note 4)	267,433	217,259
Prepaid and other assets	225,429	89,411
Deferred taxes (notes 11 and 15)	-	121,288

	1,156,927	1,971,995
Deferred Financing Fees	30,000	-
Deferred Taxes (notes 11 and 15)	-	527,419
Equipment (note 6)	466,422	595,901
Investments in Available for Sale Securities (note 5)	48,752	43,654

	$1,702,101	$3,138,969

LIABILITIES
Current
Accounts payable	$781,088	$958,258
Shareholder loan (note 7)	161,779	-
Deferred revenue (note 15)	57,639	-
Loans payable - current (note 8)	1,493,511	1,367,178
Promissory note (note 9)	180,000	-

	2,674,017	2,325,436
Accrued Severance	104,469	-
Loans Payable (note 8)	515,274	51,492
Convertible Debenture (note 10)	30,000	-

	3,323,760	2,376,928
Contingent Liabilities and Commitments (note 13)
STOCKHOLDERS' DEFICIT
Capital Stock (note 11)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 40,629,877 common shares (20,314,300 in 2004)	40,629	20,314
Additional Paid-in Capital	5,243,316	4,427,330
Treasury Stock	(105,185)	-
Cumulative Other Comprehensive (Loss) Income	(47,154)	8,438
Accumulated Deficit	(6,753,265)	(3,694,041)

	(1,621,659)	762,041

	$1,702,101	$3,138,969

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Restated (note 15)
	2005	2004
Revenue
Merchandise	$326,626	$638,634
Finished goods (note 15)	101,701	147,571
Services	21,644	23,291

	$449,971	$809,496

Cost of Sales
Merchandise	$277,399	$635,996
Finished goods (note 15)	39,200	149,184

	316,599	785,180

Gross Profit	133,372	24,316

Expenses
Salaries and employee benefits	285,360	225,616
Office and general	208,150	121,480
Professional fees	195,376	89,309
Travel	152,270	35,140
Depreciation	112,637	102,604
Amortization of deferred financing fees	90,000	-
Taxes and dues	49,595	8,337
Research and development	-	193,149

	$1,093,388	$775,635

Loss from Operations	(960,016)	(751,319)

Other Income (Expense)
Interest and other income	6,258	10,265
Foreign exchange	-	(1,094)
Interest expense	(166,783)	(50,017)

	(160,525)	(40,846)

Loss Before Income Taxes	(1,120,541)	(792,165)
Deferred income taxes recoverable	-	116,000

Net Loss	(1,120,541)	(676,165)
Foreign Currency Translation Adjustment	20,186	47,065

Total Comprehensive Loss	(1,100,355)	(629,100)

Basic Loss per Share	$(0.03)	$(0.03)

Diluted Loss per Share	$(0.03)	$(0.03)

Weighted Average Number of Shares (note 11)	32,364,447	20,314,300

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Restated (note 15)
	2005	2004
Revenue
Merchandise	$214,622	$422,517
Finished goods (note 15)	101,701	64,534
Services	7,130	15,649

	$323,453	$502,700

Cost of Sales
Merchandise	$165,721	$427,955
Finished goods (note 15)	39,200	58,267

	204,921	486,222

Gross Profit	118,532	16,478

Expenses
Salaries and employee benefits	137,108	104,953
Office and general	109,500	80,984
Travel	106,876	20,615
Professional fees	71,025	38,090
Depreciation	56,887	51,696
Amortization of deferred financing fees	30,000	-
Taxes and dues	16,813	3,101
Research and development	-	59,754

	528,209	359,193

Loss from Operations	(409,677)	(342,715)

Other Income (Expense)
Interest and other income	4,799	3,263
Foreign exchange	-	(281)
Interest expense	(91,934)	(26,127)

	(87,135)	(23,145)

Loss Before Income Taxes	(496,812)	(365,860)
Deferred income taxes recoverable	-	48,000

Net Loss	$(496,812)	$(317,860)
Foreign Currency Translation Adjustment	18,679	(1,511)

Total Comprehensive Loss	(478,133)	(319,371)

Basic Loss per Share	$(0.01)	$(0.02)

Diluted Loss per Share	$(0.01)	$(0.02)

Weighted Average Number of Shares (note 11)	37,036,394	20,314,300

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2005 and 2004
(Unaudited)

					Cumulative
					Total
			Additional	Other	Comprehensive		Stockholders'
	Number of	Capital	Paid - in	Treasury	(Loss)	Accumulated	(Deficit)
	Shares	Stock	Capital	Stock	Income	Deficit	Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	($3,017,876)	$1,391,141
Foreign currency translation adjustment	-	-	-	-	47,065	-	47,065
Net loss	-	-	-	-	-	(676,165)	(676,165)

Balance, June 30, 2004	20,314,300	$20,314	$4,427,330	$-	8,438	($3,694,041)	$762,041

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	($4,789,132)	($168,362)
Adjustment due to restatement (note 15a)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services ‑ March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services ‑ June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued as repayment of promissory note (note 9)	11,283,095	11,283	348,717	-	-	-	360,000
Conversion of convertible debenture into common stock (note 10)	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign currency translation adjustment	-	-	-	-	20,186	-	20,186
Net loss - Original	-	-	-	-	-	(891,835)	(891,835)
Adjustment due to restatement	-	-	-	-	-	(169,873)	(58,834)
(note 15a)
Adjustment due to restatement (note 15b)	-	-	-	-	-	(8,834)	(58,834)

Balance, June 30, 2005
-restated (note 15)	40,629,877	$40,629	$5,243,316	($105,185)	-47,154	($6,753,265)	($1,621,659)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Restated (note 15)
	2005	2004
Cash Flows from Operating Activities
Net loss	($1,120,541)	($676,165)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	112,637	102,604
Amortization of financing fees	90,000	-
Common shares issued for consulting services	117,001	-
Changes in non - cash working capital:
Accounts receivable	311,060	1,077,141
Inventories	28,418	(69,382)
Prepaid and other assets	60,092	70,039
Deferred revenue	57,639	-
Deferred taxes	-	(135,198)
Accounts payable	(43,259)	(692,619)
Accrued severance	(18,019)	-

Net Cash Provided by (Used in) Operating Activities	(404,972)	(323,580)

Cash Flows from Investing Activities
Acquisition of equipment	(356)	(28,974)
Loans receivable	-	(8,251)

Net Cash Used in Investing Activities	(356)	(37,225)

Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Proceeds from loans payable	273,270	60,313
Proceeds from convertible debenture	240,000	-
Repayment of convertible debenture by issuance of capital stock	(210,000)	-
Proceeds from promissory note	200,000	-
Repayment of promissory note by issuance of capital stock	(360,000)	-
Advances from shareholder loan	131,472	-
Proceeds from common shares issued for repayment of convertible debenture	210,000	-
Proceeds from common shares issued for repayment of promissory note	360,000	-
Repurchase of employees' stocks	(105,185)	-

Net Cash (Used in) Provided by Financing Activities	499,557	60,313

Foreign Exchange on Cash and Cash Equivalents	(1,634)	8,375

Net Increase (Decrease) in Cash and Cash Equivalents	92,595	(292,117)
Cash and Cash Equivalents - Beginning of Period	281,387	534,567

Cash and Cash Equivalents - End of Period	$373,982	$242,450

Supplemental Information
During the period, the company had cash flows arising
from interest and income taxes paid as follows:
Interest	$107,084	$50,017

Income taxes	$-	$-

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

1.	Operations and Business

Cintel Corp. and Subsidiary, formerly Link2 Technologies, Inc. ("the Company"), was incorporated in the State of Nevada on August 16, 1996 and on April 24, 2001 changed its name from "Great Energy Corporation International" to Link2 Technologies, Inc. On September 30, 2003 the Company changed its name to Cintel Corp.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirement of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission ("SEC").

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

b)	Basis of Consolidation

The consolidated financial statements of the Company include the financial results of Cintel Corp. and Cintel Korea. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

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

g)	Investments in Available for Sale Securities

Investments in available for sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

h)	Inventories

Raw material is stated at the lower of cost or market value, using the first in first out weighted average cost method.

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

m)	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income (“SFAS No. 130”).” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of stockholders' (deficit) equity, and consists of net earnings (loss) and foreign currency translation adjustments. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

n)	Income Tax

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

o)	Earnings or Loss per Share

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

p)	Concentration of Credit Risk

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

q)	Long-lived Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the total undiscounted cash flows expected from its use and disposition.

r)	Recent Accounting Pronouncements

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

Included in cash and cash equivalents is cash restricted for use by the Company of $135,786 (2004 - $121,590). The fund is being held as security for one of the bank loans as described in note 8. The loan will mature on August 12, 2005. As at June 30, 2005, the amount outstanding was $543,144 (2004 - $602,000).

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

4.	Inventories

Inventory includes $10,419 (2004 - $14,656) of merchandise and $257,014 (2004 - $202,603) of raw materials.

5.	Investments in Available for Sale Securities

	2005	2004
Stock #1	$48,501	$43,395
Other miscellaneous	251	259

	$48,752	$43,654

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

6.	Equipment

Equipment is comprised as follows:

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$44,768	$26,538	$23,799	$18,414
Equipment	637,418	538,891	558,931	400,601
Vehicles	15,012	15,010	13,443	12,098
Software	710,830	361,167	622,735	191,894

	$1,408,028	$941,606	$1,218,908	$623,007

Net carrying amount		$466,422		$595,901

7.	Shareholder Loan

The loan from the chief executive officer, who is also a 11% shareholder of the Company, is non-interest bearing, unsecured, and due on demand.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

8.	Loans Payable

			2005	2004
	Current	Long‑term	Total	Total

Bank loans	$1,125,084	$-	$1,125,084	$1,302,750
Promissory note	39,000	-	39,000	39,000
Government loans (#1, 2, & 3)	61,932	38,256	100,188	89,713
Discount of interest‑free government loans	-1,342	-7,932	-9,274	-12,793
Note payable #1	-	484,950	484,950	-
Notes payable (#2 & 3)	268,837	-	268,837	-

	$1,493,511	$515,274	$2,008,785	$1,418,670

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

8.	Loans Payable (cont'd)

Note Payable #2

The note payable of $213,378 bears interest at 4% per month, is personally guaranteed by the chief executive officer of the Company, and is due on demand.

Notes Payable #3

The notes payable of $55,459 is non-interest bearing and due on demand.

Principal payments consist of the followings:

2006	$1,493,511
2007	7,581
2008	7,581
2009	7,581
2010 and Thereafter	492,531
$2,008,785

9.	Promissory Note

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

9.	Promissory Note (cont'd)

The promissory note has been repaid as follows:

Balance - June 30, 2004	-
Issued - November 2004	$400,000
Payments by issuance of shares - quarter
ended December 2004	(60,000)

$340,000
Advances - quarter ended March 2005	50,000
Payments by issuance of shares - quarter
ended March 2005	(170,000)
Advances - quarter ended June 2005	150,000
Payments by issuance of shares - quarter
ended June 2005	(190,000)

Balance - June 30, 2005	$180,000

10.	Convertible Debenture

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debenture as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The debenture is convertible to common shares at a price per share of 100% of the lowest closing bid price on the trading day immediately preceding the conversion date.

The convertible debenture has a face value of $240,000 with an annual coupon rate of 5%, and both principal and interest are to be repaid either in cash or common shares by August 4, 2007.

The debenture has been repaid as follows:

Issued - February 2005	$240,000
Converted - quarter ended March 2005	(140,000)
Converted - quarter ended June 2005	(70,000)

Balance - June 30, 2005	$30,000

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

11.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share (2004 - 50,000,000)

	2005	2004
Issued
40,629,877 common shares (2004 - 20,314,300)	$40,629	$20,314

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

In November 2004, 25,000,000 common shares were held in escrow for future conversion to repay the promissory note as described in note 9. As at June 30, 2005, 13,458,595 common shares have been issued on repayment as described below. The balance of shares held in escrow at June 30, 2005 was 11,541,405.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

11.	Capital Stock (cont'd)

In November 2004, the Company issued 412,286 common shares upon the repayment of $20,000 of the promissory note as described in note 9.

In December 2004, the Company issued 1,763,214 common shares upon the repayment of $40,000 of the promissory note as described in note 9.

In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

In January 2005, the Company issued 2,262,424 common shares upon the repayment of $40,000 of the promissory note as described in note 9.

In February 2005, the Company issued 622,200 common shares upon the repayment of $50,000 of the promissory note as described in note 9.

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, the Company issued 1,485,120 common shares upon the repayment of $80,000 of the promissory note as described in note 9.

In March 2005, the Company repurchased 93,830 common shares for $105,185

In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debenture as described in note 10.

In April 2005, the Company issued 1,311,769 common shares upon the repayment of $40,000 of the promissory note as described in note 9.

In April 2005, 1,200,000 common shares were issued for consulting services at the value of $48,000.

In April 2005, 712,500 common shares were issued upon the conversion of $20,000 of convertible debenture as described in note 10.

In May 2005, 1,329,346 common shares were issued upon the conversion of $50,000 of convertible debenture as described in note 10.

In May 2005, the Company issued 2,333,551 common shares upon the repayment of $70,000 of the promissory note as described in note 9.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

11.	Capital Stock (cont'd)

In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

In June 2005, the Company issued 3,268,031 common shares upon the repayment of $80,000 of the promissory note as described in note 9.

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

	2005	2004
Interest rate	6.50%	6.50%
Expected volatility	70%	70%
Expected life in years	6	6

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

11.	Capital Stock (cont'd)

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested in the six months ended June 30, 2005 and 2004.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2005 and 2004:

	2005	2004
Outstanding, beginning of period	106,000	163,000
Granted	-	65,000
Exercised	-	-
Cancelled	-	(122,000)

Outstanding, end of period	106,000	106,000

Weighted average fair value of options granted during the period	$-	$54,097

Weighted average exercise price of common stock options, beginning of period	$0.62	$0.62

Weighted average exercise price of common stock options granted in the period	$-	$0.72

Weighted average exercise price of common stock options, end of period	$0.67	$0.67

Weighted average remaining contractual life of common stock options	3 years	4 years

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

12.	Income Taxes

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

The Company has deferred income tax assets as follows:

	2005	2004
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$214,829	$220,892
Other timing differences	154,439	62,707
Net operating loss carryforwards	726,928	365,108

	1,096,196	648,707
Valuation Allowance (note 15)	-1,096,196	-

	$-	$648,707

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)

13.	Contingent Liabilities and Commitments

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

c)
On September 14, 2004, the Company entered into a Standby Equity Distribution Agreement with US-based investment fund Cornell Capital Partners LP. Under the terms of the agreement, Cornell has committed to provide up to $5 million of funding to the Company over a 24 month period, to be drawn down at the Company's discretion through the sale of the Company's common stock to Cornell. As at June 30, 2005, $550,000 has been advanced in the form of promissory note as described in note 9.

14.	Comparative Information

Certain figures for the period ended June 30, 2004 have been reclassified to conform with the current year's financial statement presentation.

15.	Restatement of the Previously Issued Consolidated Financial Statements

a)	Restatement dated February 2, 2007

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance from the consolidated financial statements dated August 17, 2005 to $1,096,196 from nil (note 12); to decrease deferred tax assets on the consolidated balance sheets to nil from $1,096,196 (comprised of $208,146 current and $888,050 long term); and to decrease the deferred income taxes recoverable from $169,873 to an expense of nil on the consolidated statements of operations and comprehensive loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

	6/30/2005	6/30/.2004

Revenue	449,971	809,496
Cost of sales	316,599	785,180
Gross Profit	133,372	24,316
Expenses	1,093,388	775,635
Operating (Loss)	(960,016)	(751,319)
Loss Before Income Taxes	(1,120,541)	(792,165)

The main reason why this decrease of 44.4 % revenue for the first six months of 2005 as compared to the previous year was attributed to the cancellation and downsizing of some projects from large and major customers. The primary reason was to decreases in the Korean IT market demand due to the Korean economic situation on the peninsula. These cancellations were not due to any issue with Cintel products or our relationships with customers.

The decrease in cost of sales for the first six months of 2005 compared to the last year was primarily attributed to the decrease in revenues.

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

CINTEL CORP.

Date: June 18, 2007	By:
Name: Sang Don Kim Title: Chief Executive Officer

By:
Name: Kyo Jin Kang
Title: Principal Financial Officer Principal Accounting Officer