Form 10QSB/A
period 2005-09-30
CINTEL CORP
filed 2007-06-19
CIK 1191334

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

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and Subsidiary (the "Company") as of September 30, 2005, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

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
November 9, 2005 except as to note 14(a)
which is as of February 2, 2007 and note 14(b)
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2005 and 2004
(Unaudited)

	Restated (note 14)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$143,192	$258,725
Accounts receivable (net of allowance for doubtful accounts of $1,013,918; 2003 - $414,133)	684,175	1,330,677
Inventories (note 4)	212,399	250,974
Prepaid and other assets	200,035	110,706
Loans receivable	9,635	4,846
Deferred taxes (notes 10 and 13)	-	118,412

	1,249,436	2,074,340
Deferred Taxes (notes 10 and 13)	-	576,743
Equipment (note 6)	411,860	555,273
Investments in Available for Sale Securities (note 5)	48,204	43,609

	$1,709,500	$3,249,965

LIABILITIES
Current
Accounts payable	$1,217,947	$1,008,171
Customer deposits	191,800	-
Deferred revenue (note 14)	26,867	-
Loans payable - current (note 7)	1,430,542	1,549,820
Shareholder loan (note 8)	179,902	-

	3,047,058	2,557,991
Accrued Severance	63,985	-
Loans Payable (note 7)	509,484	51,439
Convertible Debenture (note 9)	30,000	-

	3,650,527	2,609,430

Contingent Liabilities and Commitments (note 12)
STOCKHOLDERS' DEFICIT
Capital Stock (note 10)
Authorized 300,000,000 common shares, par value $0.001per share
Issued 41,834,102 common shares (20,314,300 in 2004)	41,833	20,944
Additional Paid-in Capital	5,277,110	4,486,600
Treasury Stock	(105,185)	-
Cumulative Other Comprehensive (Loss) Income	(24,779)	6,145
Accumulated Deficit	(7,130,006)	(3,873,154)

	(1,941,027)	640,535

	$1,709,500	$3,249,965

APPROVED ON BEHALF OF THE BOARD

Director	Director

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Restated (note 14)
	2005	2004
Revenue
Merchandise (note 14)	$936,538	$798,712
Finished goods (note 14)	177,214	535,537
Services	29,396	33,941

	1,143,148	1,368,190

Cost of Sales
Merchandise (note 14)	813,856	780,190
Finished goods (note 14)	109,495	396,771

	923,351	1,176,961

Gross Profit	219,797	191,229

Expenses
Office and general	408,554	167,671
Salaries and employee benefits	378,410	341,072
Professional fees	222,087	168,934
Travel	170,135	35,378
Depreciation	163,521	149,908
Amortization of deferred financing fees	120,000	-
Taxes and dues	52,426	15,058
Research and development	-	230,978

	1,515,133	1,108,999

Loss from Operations	(1,295,336)	(917,770)

Other Income (Expense)
Interest and other income	7,594	12,338
Foreign exchange	-	(1,093)
Interest expense	(209,541)	(111,753)

	(201,947)	(100,508)

Loss Before Income Taxes	(1,497,283)	(1,018,278)
Deferred income taxes recoverable	-	163,000

Net Loss	(1,497,283)	(855,278)
Foreign Currency Translation Adjustment	42,561	44,772

Total Comprehensive Loss	$(1,454,722)	$(810,506)

Basic Loss per Share	$(0.05)	$(0.04)

Diluted Loss per Share	$(0.05)	$(0.04)

Weighted Average Number of Shares (note 10)	32,323,055	20,455,411

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	Restated (note 14)
	2005	2004
Revenue
Merchandise (note 14)	$609,912	$160,080
Finished goods (note 14)	75,513	387,965
Services	7,752	10,650

	693,177	558,695

Cost of Sales
Merchandise (note 14)	536,457	150,325
Finished goods (note 14)	70,295	232,524

	606,752	382,849

Gross Profit	86,425	175,846

Expenses
Office and general	200,404	55,123
Salaries and employee benefits	93,050	115,456
Travel	17,865	238
Depreciation	50,884	47,304
Amortization of deferred financing fees	30,000	-
Professional fees	26,711	79,625
Taxes and dues	2,831	6,723
Research and development	-	37,829

	421,745	342,298

Loss from Operations	(335,320)	(166,452)

Other Income (Expense)
Interest and other income	1,336	2,073
Interest expense	(42,758)	(61,735)

	(41,422)	(59,662)

Loss Before Income Taxes	(376,742)	(226,114)
Deferred income taxes recoverable	-	47,000

Net Loss	(376,742)	(179,114)
Foreign Currency Translation Adjustment	22,375	(2,290)

Total Comprehensive Loss	$(354,367)	$(181,404)

Basic Loss per Share	$(0.01)	$(0.01)

Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares (note 10)	41,240,272	20,737,634

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Stockholders' Deficit
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

			Additional		Cumulative Other		Total
	Number of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	(Loss) Income	Deficit	(Deficit) Equity

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	$(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting services	630,000	630	59,270	-	-	-	59,900
Foreign currency translation adjustment	-	-	-	-	44,772	-	44,772
Net loss	-	-	-	-	-	(855,278)	(855,278)

Balance, September 30, 2004	20,944,300	$20,944	$4,486,600	$-	$6,145	$(3,873,154)	$640,535

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 14a)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting services - Sep 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued as repayment of promissory note	11,987,320	11,987	368,011	-	-	-	379,998
Conversion of convertible debenture into common stock (note 9)	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stocks	-	-	-	(105,185)	-	-	(105,185)
Foreign currency translation adjustment	-	-	-	-	42,561	-	42,561
Net loss	-	-	-	-	-	(1,234,636)	(1,234,636)
Adjustment due to restatement (note 14a)	-	-	-	-	-	(235,181)	(235,181)
Adjustment due to restatement (note 14b)	-	-	-	-	-	(27,466)	(27,466)

Balance, September 30, 2005
-restated (note 14)	41,834,102	$41,833	$5,277,110	$(105,185)	$(24,779)	$(7,130,006)	$(1,941,027)

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Restated (note 14)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,497,283)	$(855,278)
Adjustments for working capital and non-cash items:
Depreciation	163,521	149,908
Amortization of financing fees	120,000	-
Common stock issued for consulting services	131,999	59,900
Changes in non-cash working capital;
Accounts receivable	(99,091)	1,071,040
Inventories	81,325	(96,871)
Prepaid and other assets	85,190	45,339
Deferred taxes	-	(163,000)
Accounts payable	412,935	(695,097)
Deferred revenue	26,867	-
Accrued severance	(58,026)	-

Net Cash (Used in) Operating Activities	(632,563)	(484,059)

Cash Flows from Investing Activities
Acquisition of equipment	(14,006)	2,910
Loans receivable	(9,849)	(4,803)

Net Cash (Used in) Investing Activities	(23,855)	(1,893)

Cash Flows from Financing Activities
Payments of deferred financing fees	(240,000)	-
Proceeds from issuance of capital stock issued for repayment of convertible debenture	210,000	-
Proceeds from convertible debenture	240,000	-
Repayment of convertible debenture by issuance of capital stock	(210,000)	-
Proceeds from promissory note	200,000	-
Repayment of promissory note by issuance of capital stock	(380,000)	-
Repayment of promissory note	(160,000)	-
Repurchase of employees' stocks	(105,185)	-
Customer deposits	196,064	-
Loans payable	237,691	193,286
Proceeds from common shares issued for repayment of promissory note	380,000	-
Shareholder loan	150,570	-

Net Cash Provided by Financing Activities	519,140	193,286

Foreign Exchange on Cash and Cash Equivalents	(917)	16,824

Net Decrease in Cash and Cash Equivalents	(138,195)	(275,842)
Cash and Cash Equivalents - Beginning of Period	281,387	534,567

Cash and Cash Equivalents - End of Period	$143,192	$258,725

Supplemental Information
During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$209,541	$107,877

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
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
September 30, 2005 and 2004
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

The US Dollar has been used as the unit of measurement in these consolidated financial statements.

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

m)	Comprehensive Income (Loss)

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
September 30, 2005 and 2004
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

4.	Inventories

Inventory includes $5,427 (2004 - $17,846) of merchandise and $206,972 (2004 - $233,128) of raw materials.

5.	Investments in Available for Sale Securities

	2005	2004

Stock #1	$47,956	$43,384

Other miscellaneous	248	225

	$48,204	$43,609

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

6.	Equipment

Equipment is comprised as follows:
		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$45,799	$28,074	$34,185	$19,849
Equipment	631,257	547,983	565,651	424,680
Vehicles	14,843	14,841	13,429	12,756
Software	696,737	385,878	622,090	222,797

	1,388,636	976,776	1,235,355	680,082

Net carrying amount		$411,860		$555,273

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

7.	Loans Payable
			2005	2004
	Current	Long-term	Total	Total

Bank loans	$968,590	$-	$968,590	$1,214,640
Promissory note	39,000	-	39,000	39,000
Government loans (#1, 2 & 3)	61,236	37,826	99,062	89,621
Discount of interest-free government loans	-	(7,842)	(7,842)	(12,780)
Note payable #1	-	479,500	479,500	-
Notes payable (#2, 3 & 4)	361,716	-	361,716	270,778

	$1,430,542	$509,484	$1,940,026	$1,601,259

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

7.	Loans Payable (cont'd)

Notes Payable #3

The notes payable of $54,836 is non-interest bearing and due on demand.

Notes Payable #4

The notes payable of $95,900 bears interest at 9% per annum and is repayable at maturity in October 2005.

Principal payments consist of the following:

2006	$1,430,542
2007	7,495
2008	7,496
2009	7,496
2010 and Thereafter	486,997

$1,940,026

8.	Shareholder Loan

The loan from the chief executive officer, who is also an 11% shareholder of the company, is non-interest bearing, unsecured, and due on demand.

9.	Convertible Debenture

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debenture as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The debenture is convertible into common shares at a price per share of 100% of the lowest closing bid price on the trading day immediately preceding the conversion date.

The convertible debenture has a face value of $240,000 with an annual coupon rate of 5%, and both principal and interest are to be repaid either in cash or common shares by August 4, 2007.

The debenture has been repaid as follows:
Issued - February 2005	$240,000
Converted - quarter ended March 2005	(140,000)
Converted - quarter ended June 2005	(70,000)

Balance - September 30, 2005	$30,000

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

10.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share (2004 - 50,000,000)
	2005	2004
Issued
41,834,102 common shares (2004 - 20,944,300)	$(41,833)	$(20,944)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

10.	Capital Stock (cont'd)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

10.	Capital Stock (cont'd)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

10.	Capital Stock (cont'd)

The following table summarizes the stock option activity during 2005 and 2004:

	2005	2004

Outstanding, beginning of period	106,000	106,000
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding, end of period	106,000	106,000

Weighted average fair value of options granted during the period	$-	$-

Weighted average exercise price of common stock options, beginning of period	$0.62	$0.62

Weighted average exercise price of common stock options granted in the period	$-	$-

Weighted average exercise price of common stock options, end of period	$0.67	$0.67

Weighted average remaining contractual life of common stock options	2 years	3 years

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

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

The Company has deferred income tax assets as follows:

	2005	2004

Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$197,242	$218,597
Other timing differences	152,713	63,652
Net operating loss carryforwards	799,434	412,906

	1,149,389	695,155
Valuation allowance (note 14)	(1,149,389)	-

	$-	$695,155

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

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

13.	Subsequent Events

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

14.	Restatement of the Previously Issued Consolidate Financial Statements

a)	Restatement dated February 2, 2007

On further consideration, the Company determined that it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The affects of this restatement are to increase the valuation allowance from the consolidated financial statements dated November 9, 2005 to $1,149,389 from nil (note 11); to decrease deferred tax assets on the consolidated balance sheets to nil from $1,149,389 (comprised of $202,024 current and $947,365 long term); and to decrease the deferred income taxes recoverable from $235,181 to an expense of nil on the consolidated statements of operations and comprehensive loss.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

14.	Restatement of the Previously Issued Consolidate Financial Statements

b)	Restatement dated June 7, 2007

On further consideration, the Company decided to defer recognition of revenue for all sale arrangements that include the credit terms "condition of clearing from original buyer", when distributors who used the Company's products in network installation projects were allowed to pay when their final end-users paid them, until such time as the underlying payment condition has been met.

The affects of this restatement for September 30, 2005 are to increase the deferred revenue from the consolidated financial statements dated February 2, 2007, to $26,867 from nil on the consolidated balance sheets; and to decrease revenue from merchandise from $957,125 to $936,538; decrease revenue from finished goods from $264,392 to $177,214; decrease cost of sales for merchandise from $833,462 to $813,856 and to decrease cost of sale for finished goods from $170,188 to $109,495 on the consolidated statements of operations and comprehensive loss.

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

Results of Operations for nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	9/30/2005	9/30/2004
Revenue	1,143,148	1,368,190
Cost of sales	923,351	1,176,961
Gross Profit	219,797	191,229
Expenses	1,515,133	1,108,999
Operating (Loss)	(1,295,336)	(917,770)
Loss Before Income Taxes	(1,497,283)	(1,018,278)

The main economic factors for the decrease of 16.4 % in revenue for the first nine months of 2005 compared to the previous year can be attributed to the slow economic condition in Korea and the temporary delay of some projects until the following quarter. The economic climate is turning positive and we expect this issue to disappear by the next quarter. In the upcoming quarter, the company expects significant new revenues due to factors such as a new strategic alliance with companies such as Hyundai HDS and is continuing to capitalize on past opportunities. The company will increase the reach with current trusted customers and partners with our expanded revenue generating product lines.

A 21.5% decrease in costs compared to last year can be attributed to higher profit margins on products sold. For example, the profit margin of merchandise in Q3, 2005 was 2.3%, but that margin in Q3, 2005 was 13.1%. Second, the gross profit margin of finished products in 2004 was 25.9%, but in 2005 it was 38.2%. Our contract with the Korea Museum Project with KT (Korea Telecom) is a direct example of 12.9 % increase in merchandise. Although the total dollar amount on finished goods was down the cost of sale was more than proportionately reduced and thus resulted in these increased margins.

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

Date: June 18, 2007

CINTEL CORP.

By: /s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer

By: /s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Principal Financial Officer
Principal Accounting Officer