Form 10KSB/A
period 2005-12-31
CINTEL CORP
filed 2007-06-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 3
to
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

State issuer's revenues for its most recent fiscal year. $ 1,605,134

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2006 and amended on December 1, 2006 and February 9, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-KSB/A is being amended to amend the financial statements contained therein to write-off certain tax benefits recognized in the year ended December 31, 2005.

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

	Cost	Cost
Product	During 2005	During 2004	Description
			- caching performance improvement
			- development of content filtering
			- development of web U/I
iCache	$39,728	$291,361	- development of NTLM authentication
			- adding API for the processing of uploading data
			- development of upload content filtering modules

			- porting to FreeBSD
			- porting to IBM AIX
PacketCruz i2one	$0	$44,825	- development of v2.0.0 (distributed log analysis)
			- log filtering for faster search
			- development of new analysis report generation

	Cost	Cost
Product	During 2005	During 2004	Description
			- developing a feature for network isolation
PacketCruz iLog	$9,932	$112,062	- redevelopment for 2-tier architecture
			- research activities for online game server
			architecture

Proxy for online game	$49,660	$0	- research activities for designing of proxy engine
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

(Unit: USD)
	12/31/2005	12/31/2004
Revenue	1,605,134	1,525,503
Cost of sales	1,405,152	1,329,339
Gross Profit	199,982	196,164
Expenses	1,696,529	2,076,304
Operating (Loss)	(1,496,547)	(1,880,140)
Loss Before Income Taxes	(2,038,959)	(2,075,087)

Fiscal Year 2005 and 2004 revenues totaled approximately $1.61 million and approximately $1.53 million, respectively, which reflects an increase of approximately $0.08 million, a relative increase of 5.2%.

The cost of sales for the fiscal year 2005 and 2004 was $1.41 million and $1.33 million, respectively, a relative increase of 5.7%, primarily attributable to the relative increase in revenue. Our gross margins for the fiscal years ended December 31, 2005 and 2004 decreased from 12.8% to 12.4%, respectively.

Total expenses for the fiscal years ended December 31, 2005 and 2004 totaled approximately $1.7 million and approximately $2.08 million, respectively, resulting in a decrease of $0.37 million or 18.3%. The decrease in total expenses in absolute dollars was primarily due to a reduction of fixed charges through restructuring that mainly applied to sales and service related to human resources.

The operating loss from fiscal year 2005 and 2004 totaled $1.49 million and $1.88 million respectively. Total loss before income taxes for fiscal year 2005 and 2004 totaled $2.03 million and $2.08 million respectively.

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

			SUMMARY COMPENSATION TABLE
						Long-Term
						Compensation
		Annual Compensation			Awards		Payouts
								All
						Securities		Other
				Other	Restricte	Under-		Comp-
				Annual	d Stock	lying	LTIP	en-
Name and		Salary	Bonus	Compen-	Award(s)	Options/	Payouts	sation
Principal Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	($)
Sang Don Kim, President	2005	$72,000	0	0	0	0	0	0
Chief Executive
Officer	2004	$50,000	0	0	0	0	0	0
and Director	2003	$50,000	0	0	0	0	0	0

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

CINTEL CORP.

Date: June 18, 2007	By:	/s/ Sang Don Kim
Sang Don Kim
President, Chief Executive Officer
and Director

Date: June 18, 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang
Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sang Don Kim	President, Chief Executive	June 18, 2007
Sang Don Kim	Officer and Director

/s/ Kyo Jin Kang	Chief Financial Officer and	June 18, 2007
Kyo Jin Kang	Principal Accounting Officer

/s/ Sang Yong Oh	Director	June 18, 2007
Sang Yong Oh

/s/ Kwang Hee Lee	Director	June 18, 2007
Kwang Hee Lee

CINTEL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 (Restated) AND 2004 (Restated)

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiary

We have audited the consolidated balance sheets of Cintel Corp. and Subsidiary (the "Company") as at December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the two year periods ended December 31, 2005. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations, and its cash flows in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

"SF Partnership, LLP"
Toronto, Canada CHARTERED ACCOUNTANTS

March 27, 2006 except as to note 14 (a) which is as of November 13, 2006; note 15 which is as of February 2, 2007 and note 14(b) which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
	Restated (note 14)	Restated (note 15)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$3,489,449	$281,387
Accounts receivable (net of allowance for doubtful accounts of $1,048,068;
2004 - $970,421)	1,023,460	595,291
Inventories (note 4)	448,575	296,858
Prepaid and other assets	364,113	165,521
	5,325,597	1,339,057
Equipment (note 5)	580,559	567,494
Investments in Available for Sale Securities (note 6)	2,528,078	49,013
	$8,434,234	$1,955,564
LIABILITIES
Current
Accounts payable	$959,905	$827,238
Shareholder loan	-	33,153
Deferred revenue (note 14b)	136,057	-
Loans payable - current (note 7)	651,994	1,705,027
Convertible debentures (note 8)	-	340,000
	1,747,956	2,905,418
Accrued Severance	69,356	122,777
Loans Payable (note 7)	38,654	30,488
Convertible Debentures (note 8)	8,853,191	-
	10,709,157	3,058,683
Contingent Liabilities and Commitments (note 12)
STOCKHOLDERS' DEFICIT
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 42,379,354 common shares (23,409,800 in 2004)	42,378	23,409

Additional Paid-in Capital	5,351,058	4,573,535
Treasury Stock	(5,630)	-
Cumulative Other Comprehensive Income (Loss)	8,953	(67,340)
Accumulated Deficit	(7,671,682)	(5,632,723)
	(2,274,923)	(1,103,119)
	$8,434,234	$1,955,564

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2005 and 2004

Years Ended December 31, 2005 and 2004
	Restated (note 14)	Restated (note 15)
	2005	2004
Revenue
Merchandise (note 14)	$1,208,594	$854,926
Finished goods (note 14)	329,333	625,202
Services	67,207	45,375
	1,605,134	1,525,503
Cost of Sales
Merchandise (note 14)	1,085,234	832,336
Finished goods (note 14)	319,918	497,003
	1,405,152	1,329,339
Gross Profit	199,982	196,164
Expenses
Office and general	442,322	665,064
Salaries and employee benefits	374,866	454,766
Professional fees	329,889	270,556
Travel	206,878	70,244
Depreciation	198,375	154,392
Taxes and dues	44,879	13,034
Research and development	99,320	448,248
	1,696,529	2,076,304
Loss from Operations	(1,496,547)	(1,880,140)
Other Income (Expense)
Interest and other income	18,133	21,790
Foreign exchange	(3,978)	(1,122)
Interest expense	(309,279)	(215,615)
Amortization of deferred financing fees	(150,000)	-
Employee benefit on repurchase of common stock	(97,288)	-
	(542,412)	(194,947)
Loss Before Income Taxes	(2,038,959)	(2,075,087)
Deferred income taxes	$-	$539,760
Net Loss	(2,038,959)	(2,614,847)
Foreign Currency Translation Adjustment	76,293	(28,713)
Total Comprehensive Loss	$(1,962,666)	$(2,643,560)
Basic Loss per Share	$(0.05)	$(0.13)
Diluted Loss per Share	$(0.05)	$(0.13)
Weighted Average Number of Shares (note 9)	37,029,588	20,882,600

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2005 and 2004
			Additional		Cumulative Other		Total
	Number of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	Deficit
Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting
services	920,000	920	88,380	-	-	-	89,300
Conversion of convertible debentures into
common stock	2,175,500	2,175	57,825	-	-	-	60,000
Foreign exchange on translation -restated
(note 15)	-	-	-	-	(28,713)	-	(28,713)
Net loss - restated (note 15)	-	-	-	-	-	(2,614,847)	(2,614,847)
Balance, December 31, 2004 - restated
(note 15)	23,409,800	$23,409	$4,573,535	$-	(67,340)	$(5,632,723)	$(1,103,119)
Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,363)
Adjustment due to restatement (note
15)	-	-	-	-	(91,166)	(843,591)	(934,757)
	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,120)
Common shares issued for consulting
services -quarter ended March 31,
2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting
services -quarter ended June 30,
2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting
services -quarter ended September
30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued for consulting
services -quarter ended December 31,
2005	400,000	400	35,600	-	-	-	36,000
Conversion of convertible debenture into
common stock	4,092,234	4,092	244,400	-	-	-	248,492
Repurchase of employee's stocks	-	-	-	(5,630)	-	-	(5,630)
Conversion of convertible debenture into
common stock (note 8)	11,987,320	11,988	368,012	-	-	-	380,000
Foreign exchange on translation	-	-	-	-	76,293	-	76,293
Net loss	-	-	-	-	-	(1,637,132)	(1,637,132)
Adjustment due to restatement (note
14a)	-	-	-	-	-	(267,801)	(267,801)
Adjustment due to restatement (note
14b)	-	-	-	-	-	(134,026)	(134,026)
Balance, December 31, 2005 - restated
(note 14)	42,379,354	$42,378	$5,351,058	$(5,630)	8,953	$(7,671,682)	$(2,274,923)

(The accompanied notes are an integral part of these consolidated financial statements .)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004
	Restated (note 14)	Restated (note 15)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(2,038,959)	$(2,614,847)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	233,612	257,298
Amortization of deferred financing fees	190,868	7,078
Common shares issued for consulting services	168,001	88,380
Changes in non-cash working capital:
Accounts receivable	(356,361)	1,937,334
Inventories	(144,594)	(112,468)
Prepaid and other assets	(194,648)	1,445
Deferred taxes	-	539,889
Accounts payable	130,350	(855,711)
Deferred revenue	136,057	-
Accrued severance	(54,632)	(12,520)

Net Cash (Used in) Operating Activities	(1,930,306)	(764,122)

Cash Flows from Investing Activities
Acquisition of investments in available for sale securities	(2,441,250)	-
Acquisition of equipment	(221,450)	(18,988)

Net Cash (Used in) Investing Activities	(2,662,700)	(18,988)

Cash Flows from Financing Activities
Repurchase of employees' stocks	(5,630)	-
Loans payable	(1,057,032)	144,250
Proceeds from convertible debentures	9,053,191	300,988
Repayment of convertible debentures	(160,000)	-
Shareholder loan	(33,201)	29,920

Net Cash Provided by Financing Activities	7,797,328	475,158

Foreign Exchange on Cash and Cash Equivalents	3,740	54,772

Net Increase (Decrease) in Cash and Cash Equivalents	3,208,062	(253,180)

Cash and Cash Equivalents - Beginning of Year	281,387	534,567

Cash and Cash Equivalents - End of Year	$3,489,449	$281,387

Supplemental Information
During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$268,411	$252,444
Income taxes paid	$-	$-
Conversion of convertible debenture to common stock	$628,492	$60,000

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

CINTEL CORP. AND SUBSIDIARY
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

Merchandise inventory is stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price

CINTEL CORP. AND SUBSIDIARY
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

r)	Recent Accounting Pronouncements

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

CINTEL CORP. AND SUBSIDIARY
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

b)	In 2004, the company provided $136,514 as security for one of the bank loans as described in note 7. As at December 31, 2004, the amount outstanding was $614,313. In 2005, the bank loan was repaid.

4.	Inventories

Inventory includes $292,687 (2004 - $18,423) of merchandise and $155,888 (2004 - $278,434) of raw materials.

5.	Equipment

Equipment is comprised as follows:

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and fixtures	$67,168	$30,295	$38,421	$24,224
Equipment	848,147	601,952	638,797	502,174
Vehicle	16,647	-	15,093	15,091
Software	690,498	409,654	679,214	262,542
	$1,622,460	$1,041,901	$1,371,525	$804,031
Net carrying amount		$580,559		$567,494

Depreciation expenses included in general and administrative expense, costs of sales, and research and development expenses are $173,513 (2004- $132,444), $35,237 (2004 - $25,543), and $Nil (2004 - $47,796) respectively.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

6.	Investments in Available for Sale Securities

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

CINTEL CORP. AND SUBSIDIARY
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

	Conversion	Conversion
	Price	Date	Maturity date	Amount
Convertible note #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible notes #2	0.04	4/17/2007	10/17/2008	440,000
Convertible notes #3	0.14	4/17/2007	10/17/2008	2,161,334
Convertible notes #4	0.35	5/17/2007	11/17/2008	5,759,057
Total	-			$8,853,191

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

CINTEL CORP. AND SUBSIDIARY
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

CINTEL CORP. AND SUBSIDIARY
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

CINTEL CORP. AND SUBSIDIARY
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

CINTEL CORP. AND SUBSIDIARY
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

CINTEL CORP.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

14.	Restatement of the Previously Issued Consolidated Financial Statements

a)	Restatement dated November 13, 2006

On further consideration, the Company determined that at December 31, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement for December 31, 2005 are to increase the valuation allowance from the consolidated financial statements dated March 27, 2006 to $1,879,185 from $657,039 (note 10); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,222,146 (comprised of $10,453 current and $1,211,693 long term); and to decrease the deferred income taxes recoverable from $267,800 to an expense of nil on the consolidated statements of operations and comprehensive loss.

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

The effects of this restatement for December 31, 2005 are to increase the deferred revenue from the consolidated financial statements dated February 2, 2007 to $136,057 from nil on the consolidated balance sheet; and to decrease revenue from merchandise from $1,594,311 to $1,208,594; decrease revenue from finished goods from $546,942 to $329,333; decrease cost of sales for merchandise from $1,459,216 to $1,085,234 and to decrease cost of sales for finished goods from $415,235 to $319,918 on the consolidated statements of operations and comprehensive loss.

15.	Restatement of Comparative Figures

Restatement dated February 2, 2007

On further consideration, the Company determined that at December 31, 2004 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement for December 31, 2005 are to increase the valuation allowance from the consolidated financial statements dated March 27, 2006 to $934,757 from nil (note 10); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $934,757 (comprised of $216,976 current and $717,781 long term); and to decrease the deferred income taxes recoverable from $303,831 to an expense of $539,760 on the 2005 comparative consolidated statements of operations and comprehensive loss.