Form 10QSB/A
period 2006-03-31
CINTEL CORP
filed 2007-06-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 2
to
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-100046

CINTEL CORP.
(Exact name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006 and amended on December 1, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Cintel Corp. and Subsidiary (the "Company") as of March 31, 2006, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the three-month periods ended March 31, 2006, 2005. These interim financial statements are the responsibility of the Company's management.

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
May 10, 2006 except as to note 13a
which is as of November 13, 2006, and note 14
which is as of February 2, 2007, and note 13b
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2006 and 2005
(Unaudited)
	Restated (note 13)	Restated (note 14)
	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$1,793,396	$141,789
Short term investment	291,427	-
Accounts receivable (net of allowance for doubtful accounts of $1,087,980;
2003 - $972,014)	3,340,302	326,192
Inventories (note 4)	489,017	290,032
Prepaid and other assets	728,995	257,842
Loans receivable (note 5)	154,358	-
	6,797,495	1,015,855
Deferred Financing Fees	-	60,000
Investments (note 7)	2,624,350	49,094
Equipment (note 8)	552,312	513,218
	$9,974,157	$1,638,167
LIABILITIES
Current
Accounts payable	$2,532,855	$873,358
Deferred revenue (note 13b)	169,081	-
Convertible Debenture	-	320,000
Loans payable - current (note 9)	666,789	1,630,679
Shareholder loan	-	114,079
	3,368,725	2,938,116
Accrued Severance	74,788	125,315
Loans Payable (note 9)	39,121	30,538
Convertible Debenture (note 10)	8,853,191	-
	12,335,825	3,093,969

Contingent Liabilities and Commitments (note 12)

STOCKHOLDERS' DEFICIT
Capital Stock (note 11)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 42,379,354 common shares (30,324,680 in 2005)	42,378	30,324
Additional Paid-in Capital	5,351,058	4,941,120
Treasury Stock	(5,630)	(105,185)
Cumulative Other Comprehensive Income (Loss)	250,118	(65,609)
Accumulated Deficit	(7,999,592)	(6,256,452)
	(2,361,668)	(1,455,802)
	$9,974,157	$1,638,167

APPROVED ON BEHALF OF THE BOARD
Director	Director

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2006 and 2005
(Unaudited)
	Restated (note 13)	Restated (note 14)
	2006	2005
Revenue
Merchandise (note 13)	$2,349,431	$112,004
Finished goods (note 13)	30,389	-
Services	28,032	14,514

	2,407,852	126,518
Cost of Sales
Merchandise (note 13)	2,264,430	111,678
Finished goods (note 13)	37,493	-

	2,301,923	111,678

Gross Profit	105,929	14,840
Expenses
Salaries and employee benefits	182,911	148,252
Professional fees	100,667	124,351
Office and general	95,914	98,650
Depreciation	51,414	55,750
Travel	31,425	45,394
Research and development	18,641	-
Taxes and dues	121	32,782

	481,093	505,179

Loss from Operations	(375,164)	(490,339)

Other Expense (Income)
Interest and other income	(109,416)	(1,459)
Foreign exchange	(3,344)	-
Interest expense	12,073	74,849
Amortization of deferred financing fees	30,000	60,000

	(70,687)	133,390

Loss Before Income Taxes	(304,477)	(623,729)

Current	23,432	-

Net Loss	(327,909)	(623,729)

Foreign Currency Translation Adjustment	241,166	1,731

Total Comprehensive Loss	$(86,743)	$(621,998)

Basic Loss per Share	$(0.01)	$(0.02)
Diluted Loss per Share	$(0.01)	$(0.02)
Weighted Average Number of Shares (note 11)	42,379,354	27,692,499
Diluted Weighted Average Number of Shares (note 11)	42,379,354	27,692,499

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2006 and 2005
(Unaudited)
			Additional		Cumulative Other	Restated	Total
	Number of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	Loss	Deficit	Deficit
Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement
(note 14)	-	-	-	-	(91,166)	(843,591)	(934,757)
	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting
services	640,000	640	63,860	-	-	-	64,500
Conversion of convertible debentures into
common stock	4,369,744	4,370	165,630	-	-	-	170,000
Conversion of convertible debentures into
common stock	1,905,136	1,905	138,095	-	-	-	140,000
Repurchase of employees' stock	-	-	-	(105,185)	-	-	(105,185)
Foreign currency translation adjustment	-	-	-	-	1,731	-	1,731
Net loss	-	-	-	-	-	(623,729)	(623,729)

Balance, March 31, 2005
- restated (note 14)	30,324,680	$30,324	$4,941,120	$(105,185)	$(65,609)	$(6,256,452)	$(1,455,802)

Balance, January 1, 2006	42,379,354	$42,378	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,310)
Adjustment due to restatement
(note 13a)	-	-	-	-	(110,755)	(267,801)	(378,556)
Adjustment due to restatement
(note 13b)	-	-	-	-	(2,032)	(134,026)	(136,058)
	42,379,354	42,378	5,351,058	(5,630)	8,952	(7,671,682)	(2,274,924)
Foreign currency translation adjustment	-	-	-	-	241,166	-	241,166
Net loss	-	-	-	-	-	(221,695)	(221,695)
Adjustment due to restatement
(note 13a)	-	-	-	-	-	(78,472)	(78,472)
Adjustment due to restatement
(note 13b)	-	-	-	-	-	(27,743)	(27,743)

Balance, March 31, 2006
- restated (note 13)	42,379,354	$42,378	$5,351,058	$(5,630)	$250,118	$(7,999,592)	$(2,361,668)

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)
	Restated (note 13)	Restated (note 14)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(327,909)	$(623,729)
Changes in non-cash working capital:
Depreciation	51,414	55,750
Amortization of financing fees	30,000	75,380
Common stock issued for consulting services	-	64,500
Proceeds from common shares issued for repayment of convertible debenture	-	310,000
Net Changes in Assets & Liabilities
Accounts receivable	(2,269,479)	272,019
Inventories	(23,273)	7,337
Prepaid and other assets	(353,849)	12,605
Accounts payable	1,682,146	45,000
Deferred revenue	33,024	-
Accrued severance	2,781	2,345

Net Cash (Used in) Provided by Operating Activities	(1,175,145)	221,207

Cash Flows from Investing Activities
Short term investments	(290,354)	-
Loans receivable	(153,789)	-
Acquisition of equipment, net	(1,244)	(356)

Net Cash (Used in) Investing Activities	(445,387)	(356)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from loans payable	-	(77,342)
Proceeds from convertible debenture	-	(20,000)
Advances from shareholder loan	-	81,144
Repurchase of employees' stocks	-	(105,185)
Loans payable	(9,517)	-

Net Cash (Used in) Financing Activities	(9,517)	(361,383)

Foreign Exchange on Cash and Cash Equivalents	(66,004)	934

Net Decrease in Cash and Cash Equivalents	(1,696,053)	(139,598)

Cash and Cash Equivalents - Beginning of Period	3,489,449	281,387

Cash and Cash Equivalents - End of Period	$1,793,396	$141,789

Supplemental Information
During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$12,073	$51,469
Income taxes paid	$23,432	$-

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

b)	Basis of Consolidation

The consolidated financial statements of the Company included the financial results of Cintel Corp., and Cintel Korea. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

g)	Investments

Investments in available for sale securities are recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

3.	Cash and Cash Equivalents

In 2005, the company provided $136,738 as security for one of the bank loans as described in note 9. As at March 31, 2005, the amount of loan outstanding was $615,321. In 2006, the bank loan was repaid.

4.	Inventories

Inventory includes $334,705 (2005 - $18,752) of merchandise and $154,312 (2005 - $271,280) of raw materials.

5.	Loans Receivable

Loans receivable are comprised of the following;

	2006	2005
Loan receivable #1	$51,450	$-
Loan receivable #2	102,908	-

	$154,358	$-

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

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

Principal repayments of loans payable consist of the following:

2007	666,789
2008	35,149
2009	3,972

$705,910

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during 2006 and 2005:

	2006	2005
Outstanding, beginning of period	106,000	106,000
Exercised	-	-
Cancelled	-	-

Outstanding, end of period	106,000	106,000

Weighted average fair value of options granted during
the period	$-	$-

Weighted average exercise price of common stock
options, beginning of period	$0.62	$0.62

Weighted average exercise price of common stock
options granted in the year	$-	$-

Weighted average exercise price of common stock
options, end of year	$0.67	$0.67

Weighted average remaining contractual life of common
stock options	1 years	2 years

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

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

The effects of this restatement for March 31, 2006 are to increase the valuation allowance from the consolidated financial statements dated May 10, 2006 to $2,004,490 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,347,451 (comprised of $10,851 current and $1,336,599 long term); and to decrease the deferred income taxes recoverable to nil from $78,473 on the consolidated statement of operations and comprehensive loss.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Statement of Cash Flows
March 31, 2006 and 2005
(Unaudited)

13.	Restatement of the Previously Issued Consolidated Financial Statements

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

The affects of this restatement for March 31, 2006 are to increase the deferred revenue from the consolidated financial statements dated February 2, 2007 to $169,081 from nil on the consolidated balance sheet; and to increase revenue from merchandise from $2,218,198 to $2,349,431, decrease revenue from finished goods from $75,469 to $30,389, increase cost of sales for merchandise from $2,137,305 to $2,264,430 and to decrease cost of sales for finished goods from $50,724 to $37,493 on the consolidated statement of operations and comprehensive loss.

14.	Restatement of Comparative Figures

Restatement dated February 2, 2007

On further consideration, the Company determined that at March 31, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement for March 31, 2005 are to increase the valuation allowance from consolidated financial statements dated May 10, 2006 to $1,013,345 from nil (note 6); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,013,345 (comprised of $213,470 current and $799,875 long term); and to decrease the deferred income taxes recoverable from $77,314 to an expense of nil on the 2005 comparative consolidated statement of operations and comprehensive loss.

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

RESULTS OF OPERATIONS
		(Unit: USD)

	3/31/2006	3/31/2005

Revenue	2,407,852	126,518

Cost of sales	2,301,923	111,678

Gross Profit	105,929	14,840

Expenses	481,093	505,179

Operating (Loss)	(375,164)	(490,339)

Loss Before Income Taxes	(304,477)	(623,729)

In the first quarter of 2006 and 2005 revenues totaled approximately $2.41 million and approximately $0.13 million, respectively, which reflects an increase of approximately $2.28 million, or an increase of 1,803%. The main reason for this increase of revenue is attributable to the work with the Republic of Korea Air Force for the supply of network equipment. The Company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first quarter of 2006. In addition, approximately $0.25 million of the revenue generated during the first quarter of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. In the future, the Company expects significant new revenues to be generated by opening up a new market with the products distributed by Hyundai HDS and KT Corp. Strong strategic alliances with groups such as Hyundai HDS and KT Corp will allow us to diversify our product offerings with a more well rounded total IT solutions.

Cost of sales also increased significantly from $111,678 in the first quarter of 2005 to $2,301,923 in the first quarter of 2006, and gross profit increased from $14,840 in the first quarter of 2005 to $105,929 in the first quarter of 2006. The increase in cost of sales and gross margins for the first quarter of 2006 compared to the previous year was primarily attributable to the relative increase in revenue. While revenue increased 1,803% the actual gross profit only increased by 613%. This was due to the fact that some items in the transactions were third party equipment with less gross margin that our product line and thus there was less profit on their sale.

Despite our increase in revenues, our operating expenses decreased. Total expenses for the first quarter of 2006 and 2005 totaled approximately $0.48 million and approximately $0.51 million, respectively, resulting in a decrease of 4.7%. The decrease in total expenses was primarily due to a reduction of fixed charges through restructuring that mainly applied to sales and services related to human resources within the Company. These changes included reduction in staff, reductions in entertainment fees, reductions in travel expenses and reductions in office equipment purchases.

The operating loss for the first quarter of 2006 and 2005 totaled $0.37 million and $0.49 million respectively due primarily to the increase of gross profit and decrease of expenses discussed above. Total loss before income taxes the first quarter of 2006 and 2005 totaled $0.30 million and $0.62 million respectively due to the increase of interest and other income and decrease of interest expense.

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

CINTEL CORP.

Dated: June 18 , 2007	By:	/s/ Sang Don Kim
Sang Don Kim
Chief Executive Officer

Dated: June 18 , 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang Principal Financial Officer and Principal Accounting Officer