Form 10QSB/A
period 2006-06-30
CINTEL CORP
filed 2007-06-19
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 18, 2006 and amended on December 1, 2006 and February 9, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

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

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and Subsidiary (the "Company") as of June 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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
August 1, 2006 except as to note 15a
which is as of November 13, 2006, and note 16
which is as of February 2, 2007 and note 15b
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2006 and 2005
(Unaudited)

	Restated (note 15)	Restated (note 16)
	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$1,395,406	$373,982
Investments in trading securities (fair market value $192,812)	175,051	-

Accounts receivable (net of allowance for doubtful accounts of $1,114,358; 2005 - $965,246)	1,636,762	290,083
Inventories (note 4)	557,326	267,433
Prepaid and other assets	813,401	225,429
Loans receivable (note 5)	158,100	-

	4,736,046	1,156,927
Deferred Financing Fees	-	30,000
Investments (note 7)	1,920,936	-
Investments in available for sale securities (note 8)	16,977	48,752
Equipment (note 9)	509,893	466,422

	$7,183,852	$1,702,101

LIABILITIES
Current
Accounts payable	$1,368,723	$781,088
Shareholder loan	-	161,779
Deferred revenue (note 14b)	136,412	57,639
Loans payable - current (note 10)	43,076	1,493,511
Promissory note (note 11)	-	180,000

	1,548,211	2,674,017
Accrued Severance	83,314	104,469
Loans Payable (note 10)	39,051	515,274
Convertible Debenture (note 12)	-	30,000

	1,670,576	3,323,760

Contingent Liabilities and Commitments (note 14)

STOCKHOLDERS' EQUITY (Deficit)
Capital Stock (note 13)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 87,179,896 common shares (42,379,354 - 2005)	87,179	40,629
Additional Paid-in Capital	14,249,448	5,243,316
Treasury Stock	(5,630)	(105,185)
Cumulative Other Comprehensive Loss	(322,346)	(47,154)
Accumulated Deficit	(8,495,375)	(6,753,265)

	5,513,276	(1,621,659)

	$7,183,852	$1,702,101

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Restated (note 15)	Restated (note 16)
	2006	2005
Revenue
Merchandise (note 15)	$3,681,954	$326,626
Finished goods (note 15)	88,049	101,701
Services	49,150	21,644

	3,819,153	449,971

Cost of Sales
Merchandise (note 15)	3,531,625	277,399
Finished goods (note 15)	61,985	39,200

	3,593,610	316,599

Gross Profit	225,543	133,372

Expenses
Salaries and employee benefits	342,662	285,360
Professional fees	313,027	195,376
Office and general	187,579	208,150
Depreciation	108,916	112,637
Travel	100,282	152,270
Research and development	18,891	-
Taxes and dues	273	49,595
Amortization of deferred financing fees	60,000	90,000

	1,131,630	1,093,388

Loss from Operations	(906,087)	(960,016)

Other Income (Expense)
Interest and other income	143,215	6,258
Foreign exchange	(10,532)	-
Interest expense	(22,487)	(166,783)
Share of income from equity investment	16,260	-

	126,456	(160,525)

Loss Before Income Taxes	(779,631)	(1,120,541)

Current	44,057	-

Net Loss	(823,688)	(1,120,541)
Foreign Currency Translation Adjustment	389,239	20,186

Total Comprehensive Loss	$(434,449)	$(1,100,355)

Basic Loss per Share	$(0.01)	$(0.03)

Diluted Loss per Share	$(0.01)	$(0.03)

Weighted Average Number of Shares (note 13)	49,971,111	32,364,447
Diluted Weighted Average Number of Shares (note 13)	49,971,111	32,364,447

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	Restated (note 15)	Restated (note 16)
	2006	2005
Revenue
Merchandise (note 15)	$1,332,523	$214,622
Finished goods (note 15)	57,660	101,701
Services	21,118	7,130
	1,411,301	323,453

Cost of Sales
Merchandise (note 15)	1,267,195	165,721
Finished goods (note 15)	24,492	39,200

	1,291,687	204,921

Gross Profit	119,614	118,532

Expenses
Salaries and employee benefits	159,751	137,108
Professional fees	212,360	71,025
Office and general	91,665	109,500
Depreciation	57,502	56,887
Travel	68,857	106,876
Research and development	250	-
Amortization of deferred financing fees	30,000	30,000
Taxes and dues	152	16,813

	620,537	528,209

Loss from Operations	(500,923)	(409,677)

Other Income (Expense)
Interest and other income	33,799	4,799
Foreign exchange	(13,876)	-
Interest expense	(10,414)	(91,934)
Share of income from equity investment	16,260	-

	25,769	(87,135)

Loss Before Income Taxes	(475,154)	(496,812)

Current	20,625	-

Net Loss	(495,779)	(496,812)

Foreign Currency Translation Adjustment	148,073	18,679

Total Comprehensive Loss	$(347,706)	$(478,133)

Basic Loss per Share	$(0.01)	$(0.01)

Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares (note 13)	57,562,868	37,036,394

Diluted Weighted Average Number of Shares (note 13)	57,562,868	37,036,394

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (Deficit)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

					Cumulative		Total
	Number		Additional		Other	Restated	Stockholders'
	of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Equity
	Shares	Stock	Capital	Stock	Loss	Deficit	(Deficit)

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 16)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common shares issued for consulting services	1,990,000	1,990	115,011	-	-	-	117,001
Common shares issued as repayment of promissory note	11,283,095	11,283	348,717	-	-	-	360,000
Conversion of convertible debentures into common stock	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stock	-	-	-	(105,185)	-	-	(105,185)
Foreign exchange on translation	-	-	-	-	20,186	-	20,186
Net loss	-	-	-	-	-	(891,835)	(891,835)
Adjustment due to restatement (note 15a)	-	-	-	-	-	(169,873)	(169,873)
Adjustment due to restatement (note 15b)	-	-	-	-	-	(58,834)	(58,834)
Balance, June 30, 2005 - restated (note 16)	40,629,877	$40,629	$5,243,316	$(105,185)	$(47,154)	$(6,753,265)	$(1,621,659)

Balance, January 1, 2006	42,379,354	$42,378	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,310)
Adjustment due to restatement (note 15)	-	-	-	-	(110,755)	(267,801)	(378,556)
Adjustment due to restatement (note 15)	-	-	-	-	(2,032)	(134,026)	(136,058)

Restated balance, January 1, 2006	42,379,354	42,378	5,351,058	(5,630)	8,952	(7,671,682)	(2,274,924)
Unrealized loss on investment (note 7)	-	-	-	-	(720,536)	-	(720,536)
Common shares issued for consulting services (note 13)	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debenture into common stock (note 13)	44,300,542	44,301	8,808,890	-	-	-	8,853,191
Foreign exchange on translation	-	-	-	-	389,238	-	389,238
Net loss	-	-	-	-	-	(587,154)	(587,154)
Adjustment due to restatement (note15a)	-	-	-	-	-	(244,667)	(244,667)
Adjustment due to restatement (note 15b)	-	-	-	-	-	8,128	8,128

Balance, June 30, 2006 - restated (note 15)	87,179,896	$87,179	$14,249,448	$(5,630)	$(322,346)	$(8,495,375)	$5,513,276

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Restated (note 15)	Restated (note 16)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(823,688)	$(1,120,541)
Adjustments for working capital and non-cash items:
Depreciation	108,916	112,637
Amortization of financing fees	60,000	90,000
Common stock issued for consulting services	45,000	117,001
Share of income from equity investment	(16,260)	-
Net Changes in Assets & Liabilities
Accounts receivable	(502,992)	311,060
Inventories	(81,026)	28,418
Prepaid and other assets	(384,841)	60,092
Accounts payable	353,173	(43,259)
Deferred revenue	355	57,639
Accrued severance	9,645	(18,019)

Net Cash Provided by Operating Activities	(1,231,718)	(404,972)

Cash Flows from Investing Activities
Investments in trading securities	(184,367)	-
Loans receivable	(159,375)	-
Acquisition of equipment	(2,428)	(356)
Proceeds from disposal of securities held for investment	36,000	-

Net Cash (Used in) Investing Activities	(310,170)	(356)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from loans payable	-	273,270
Proceeds from convertible debenture	-	240,000
Repayment of convertible debenture by issuance of capital stock	-	(210,000)
Proceeds from promissory note	-	200,000
Common shares issued for repayment of convertible debenture	8,853,191	-
Repayment of convertible debt	(8,853,191)	-
Repayment of promissory note by issuance of capital stock	-	(360,000)
Repurchase of employees' stocks	-	(105,185)
Advances from shareholder loan	-	131,472
Loans payable	(650,516)	-
Proceeds from common shares issued for repayment of promissory note	-	360,000
Proceeds from common shares issued for repayment of convertible debenture	-	210,000

Net Cash (Used in) Financing Activities	(650,516)	499,557

Foreign Exchange on Cash and Cash Equivalents	98,361	(1,634)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,094,043)	92,595

Cash and Cash Equivalents - Beginning of Period	3,489,449	281,387

Cash and Cash Equivalents - End of Period	$1,395,406	$373,982

Supplemental Information
During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$22,487	$107,084

Income taxes paid	$42,403	$-

(The accompanying notes are an integral part of these consolidated financial statements)

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
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
June 30, 2006 and 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

b)	Basis of Consolidation

The consolidated financial statements of the Company included the financial results of Cintel Corp. and Cintel Korea. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

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
June 30, 2006 and 2005
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
June 30, 2006 and 2005
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
June 30, 2006 and 2005
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
June 30, 2006 and 2005
(Unaudited)

3.	Cash and Cash Equivalents

In 2005, the company provided $135,786 as security for one of the bank loans as described in note 10. As at June 30, 2005, the amount of loan outstanding was $543,144. In 2006, the bank loan was repaid.

4.	Inventories

Inventory includes $399,272 (2005 - $10,419) of merchandise and $158,054 (2005 - $257,014) of raw materials.

5.	Loans Receivable

Loans receivable are comprised of the following;

	2006	2005
Loan receivable #1	$52,700	$-
Loan receivable #2	105,400	-

	$158,100	$-

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
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

The Company has deferred income tax assets as follows:

	Restated
	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$258,646	214,829
Other timing differences	(53,810)	154,439
Net operating loss carryforwards	1,999,849	726,928

	2,204,685	1,096,196
Valuation Allowance (note 15 and note 16)	(2,204,685)	(1,096,196)

	$-	-

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

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

Principal repayments consist of the following:
2007	$43,076
2008	10,667
2009	10,667
2010	17,717
Thereafter	-
$82,127

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

11.	Promissory Note

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

The promissory note has been repaid in the year 2005.

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

13.	Capital Stock (cont'd)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

13.	Capital Stock (cont'd)

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

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

14.	Contingent Liabilities and Commitments

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

15.	Restatement of the Previously Issued Consolidated Financial Statements

a)	Restatement dated November 13, 2006

On further consideration, the Company determined that at June 30, 2006 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement for June 30, 2006 are to increase the valuation allowance from the consolidated financial statements dated August 1, 2006 to $2,204,685 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,547,646 (comprised of $11,114 current and $1,536,532 long term); and to decrease the deferred income taxes recoverable to nil from $244,667 on the consolidated statement of operations and comprehensive loss.

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)

15.	Restatement of the Previously Issued Consolidated Financial Statements (cont'd)

b)	Restatement dated June 7, 2007

On further consideration, the Company decided to defer recognition of revenue for all sale arrangements that include the credit terms "condition of clearing from original buyer", when distributors who used the Company's products in network installation projects were allowed to pay when their final end-users paid them, until such time as the underlying payment condition has been met.

The affects of this restatement for June 30, 2006 are to increase the deferred revenue from the consolidated financial statements dated February 2, 2007 to $136,412 from $Nil on the consolidated balance sheet; and to increase revenue from merchandise from $3,455,083 to $3,681,954, increase revenue from finished goods from $76,481 to $88,049, increase cost of sales for merchandise from $3,311,900 to $3,531,625 and to increase cost of sales for finished goods from $51,404 to $61,985 on the consolidated statement of operations and comprehensive loss.

16.	Restatement of Comparative Figures

Restatement dated February 2, 2007

On further consideration, the Company determined that at June 30, 2005 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

The effects of this restatement for June 30, 2005 are to increase the valuation allowance from consolidated financial statements dated August 1, 2006 to $1,096,196 from nil (note 6); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,096,196 (comprised of $208,146 current and $888,050 long term); and to decrease the deferred income taxes recoverable from $169,873 to an expense of nil on the 2005 comparative consolidated statements of operations and comprehensive loss.

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

RESULTS OF OPERATIONS

Six months period ended June 30, 2006 compared to the six months ended June 30, 2005.

2005
		(Unit: USD)

	6/30/2006	6/30/2005

Revenue	3,819,153	449,971

Cost of sales	3,593,610	316,599

Gross Profit	225,543	133,372

Expenses	1,131,630	1,093,388

Operating (Loss)	(906,087)	(960,016)

Loss Before Income Taxes	(779,631)	(1,120,541)

The first six months of 2006 and 2005 revenues totaled approximately $3.82 million and approximately $0.45 million, respectively, which reflects an increase of approximately of $3.36 million. The main reason for the increase in revenue for the first six months of 2006, as compared to the six months of 2005, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. The company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first six months of 2006. In addition approximately $0.25 million of the revenue generated during the first six months of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. Another primary generator of revenue of approximately $ 0.70 million during the second quarter of 2006 is derived from Shinhan Bank for the supply of a Proxy Server solution. In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

The increase in cost of sales and gross margins for the first six months of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in revenue.

Total expenses for the first six months of 2006 and 2005 totaled approximately $1.13 million and approximately $1.09 million, respectively, resulting in an increase of 3.5%. The increase in expenses was primarily due to the increasing costs of consulting service in order to establish company's new vision and strategies and find a new business model for the most profitable future business model such as digital contents, component material, semiconductor industries and other business opportunities.

The operating loss for the first six months of 2006 and 2005 totaled $0.91 million and $0.96 million respectively. Total loss before income taxes the first six months of 2006 and 2005 totaled $0.78 million and $1.12 million respectively.

Three months period ended June 30, 2006 compared to the three months ended June 30, 2005

30, 2005

		(Unit: USD)

	6/30/2006	6/30/2005

Revenue	1,411,301	323,453

Cost of sales	1,291,687	204,921

Gross Profit	119,614	118,532

Expenses	620,537	528,209

Operating (Loss)	(500,923)	(409,677)

Loss Before Income Taxes	(475,154)	(496,812)

For the three months period ended June 30, 2006 and 2005 revenues totaled approximately $1.41 million and approximately $0.32 million, respectively, which reflects an increase of approximately of $1.01 million. The main reason for the increase in revenue was primarily attributed to the work with the Shinhan Bank for the supply of a Proxy Server solution.

The increase in cost of sales for the three months period ended June 30 of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in merchandise sales.

Total expenses for the three months period ended June 30, 2006 and 2005 totaled approximately $0.62 million and approximately $0.52 million, respectively, resulting in an increase of 17.5%. The increase in expenses was primarily due to the increasing costs of consulting service in order to establish the company's new vision and strategies and find a new business model.

The operating loss for the three months period ended June 30, 2006 and 2005 totaled $0.50 million and $0.41 million respectively. Total loss before income taxes for the three months period ended June 30, 2006 and 2005 totaled $0.47 million and $0.49 million respectively.

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