Form 10QSB/A
period 2006-09-30
CINTEL CORP
filed 2007-06-19
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 20, 2006 and amended on November 22, 2006 and February 9, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

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
November 13, 2006 except as to note 15
which is as of February 2, 2007 and note 16
which is as of June 7, 2007

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Balance Sheets
September 30, 2006 and 2005
Unaudited

	Restated (note 16)	Restated (note 15)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents (note 3)	$1,333,510	$143,192
Accounts receivable (net of allowance for doubtful accounts of $1,117,530;
2005 - $1,013,918)	616,894	684,175
Inventories (note 4)	581,384	212,399
Prepaid and other assets	889,813	200,035
Loans receivable	-	9,635

Total Current Assets	3,421,601	1,249,436
Investments (note 6)	1,926,404	-
Investments in Available for Sale Securities (note 7)	17,025	48,204
Equipment, net (note 8)	449,066	411,860

Total Assets	$5,814,096	$1,709,500

LIABILITIES
Current Liabilities
Accounts payable	$447,093	$1,217,947
Shareholder loan	-	179,902
Customer deposits	-	191,800
Deferred revenue (note 16)	143,009	$26,867
Loans payable - current (note 9)	53,509	1,430,542

Total Current Liabilities	643,611	3,047,058
Accrued Severance (note 10)	87,503	63,985
Loans Payable (note 9)	32,067	509,484
Convertible Debentures (note 11)	-	30,000

Total Liabilities	763,181	3,650,527

Commitments and Contingencies (note 13)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (note 12)	87,619	41,833
Authorized
300,000,000 common shares, par value $0.001 per share
Issued
87,619,896 common shares (41,834,102 in 2005)
Additional Paid-in Capital	14,319,408	5,277,110
Treasury Stock	(5,630)	(105,185)
Cumulative Other Comprehensive Loss	(311,077)	(24,779)
Accumulated Deficit	(9,039,405)	(7,130,006)

Total Stockholders' Equity (Deficit)	5,050,915	(1,941,027)

Total Liabilities and Stockholders' Equity	$5,814,096	$1,709,500

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2006 and 2005
Unaudited

	Restated (note 16)	Restated (note 15)
	2006	2005
Revenue
Merchandise (note 16)	$4,207,788	$936,538
Finished goods (note 16)	85,372	177,215
Services	66,018	29,396

	4,359,178	1,143,149

Cost of Sales
Merchandise (note 16)	4,015,586	813,856
Finished goods (note 16)	65,359	109,496

	4,080,945	923,352

Gross Profit	278,233	219,797

Expenses
Salaries and employee benefits	516,422	378,411
Professional fees	454,436	222,087
Office and general	291,196	413,590
Travel	185,190	165,099
Amortization of deferred financing fees	90,000	120,000
Research and development	18,940	-
Taxes and dues	595	52,426
Depreciation	170,908	163,521

	1,727,687	1,515,134

Loss from Operations	(1,449,454)	(1,295,337)

Other Income (Expense)
Interest income	46,714	7,594
Other income	106,261	-
Foreign exchange	(7,577)	-
Interest expense	(27,636)	(209,541)
Share of income from equity investment (note 6)	16,303	-

Total Other Income (Expense)	134,065	(201,947)

Loss Before Income Taxes	(1,315,389)	(1,497,284)

Current	52,373	-

Net Loss	(1,367,762)	(1,497,284)
Foreign currency translation adjustment	400,507	42,561
Unrealized loss on investment (note 6)	(720,536)	-

Total Comprehensive Loss	$(1,687,791)	$(1,454,723)

Basic and Diluted Loss per Share	$(0.03)	$(0.05)

Basic and Diluted Weighted Average Number of Shares Outstanding
during the period	62,512,395	32,323,055

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2006 and 2005
Unaudited

	Restated (note 16)	Restated (note 15)
	2006	2005
Revenue
Merchandise (note 16)	$525,834	$609,912
Finished goods (note 16)	(2,677)	75,513
Services	16,868	7,752

	540,025	693,177

Cost of Sales
Merchandise (note 16)	483,961	536,457
Finished goods (note 16)	3,374	70,295

	487,335	606,752

Gross Profit	52,690	86,425

Expenses
Salaries and employee benefits	173,760	93,051
Professional fees	141,409	26,711
Office and general	103,617	205,440
Travel	84,908	12,829
Taxes and dues	322	2,831
Research and development	49	-
Amortization of deferred financing fees	30,000	30,000
Depreciation	61,992	50,884

	596,057	421,746

Loss from Operations	(543,367)	(335,321)

Other Income (Expense)
Interest income	9,760	1,336
Foreign exchange	2,955	-
Interest expense	(5,149)	(42,758)
Share of income from equity investment (note 6)	43	-

Total Other Income (Expense)	7,609	41,422

Loss Before Income Taxes	(535,758)	(376,743)

Current	8,316	-

Net Loss	(544,074)	(376,743)
Foreign currency translation adjustment	11,268	22,375

Total Comprehensive loss	$(532,806)	$(354,368)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding
during the period	87,594,963	41,240,272

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2006 and 2005
Unaudited

	Number of Shares	Capital Stock	Additional Paid-in Capital	Treasury Stock	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	$23,826	$(4,789,132)	$(168,362)
Adjustment due to restatement (note 15)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,119)
Common stock issued for consulting
services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common stock issued for consulting
services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common stock issued for consulting
services - September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common stock issued as repayment of
promissory note	11,987,320	11,987	368,011	-	-	-	379,998
Conversion of convertible debenture into
common stock	3,946,982	3,947	206,053	-	-	-	210,000
Repurchase of employees' stock	-	-	-	(105,185)	-	-	(105,185)
Foreign currency translation adjustment	-	-	-	-	42,561	-	42,561
Net loss for the period	-	-	-	-	-	(1,234,636)	(1,234,636)
Adjustment due to restatement (note 15)	-	-	-	-	-	(235,181)	(235,181)
Adjustment due to restatement (note 16)	-	-	-	-	-	(27,466)	(27,466)

Balance, September 30, 2005 - restated
(note 15)	41,834,102	$41,833	$5,277,110	$(105,185)	$(24,779)	$(7,130,006)	$(1,941,027)

Balance, January 1, 2006	$42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,309)
Adjustment due to restatement (note15)	-	-	-	-	(110,755)	(267,801)	(378,556)
Adjustment due to restatement (note 16)	-	-	-	-	(2,032)	(134,026)	(136,058)

Restated balance, January 1, 2006	42,379,354	42,379	5,351,058	(5,630)	8,952	(7,671,683)	(2,274,924)
Unrealized loss on investment (note 6)	-	-	-	-	(720,536)	-	(720,536)
Common stock issued for consulting
services - April, 2006	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debenture into
common stock (note 12)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Common stock issued for consulting
services - July, 2006	440,000	440	69,960	-	-	-	70,400
Foreign currency translation adjustment	-	-	-	-	400,507	-	400,507
Net loss for the period	-	-	-	-	-	(1,369,798)	(1,369,798)
Adjustment due to restatement (note 16)	-	-	-	-	-	2,076	2,076
Balance, September 30, 2006	87,619,896	$87,619	$14,319,408	$(5,630)	$(311,077)	$(9,039,405)	$5,050,915

(The accompanying notes to the financial statements are an integral part of these statements.)

CINTEL CORP. AND THE SUBSIDIARY
Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Unaudited

	Restated (note 16) 2006	Restated (note 15) 2005
Cash Flows from Operating Activities
Net loss
Items not affecting cash:	$(1,367,762)	$(1,497,284)
Depreciation	170,908	163,521
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing fees	90,000	120,000
Common stock issued for consulting services	131,600	131,999
Common shares issued for repayment of convertible debenture	8,853,191	-
Share of income from equity investment	16,303	-
Changes in non-cash working capital
Accounts receivable	467,535	(99,091)
Inventories	(101,588)	81,325
Prepaid and other assets	(339,408)	85,190
Accounts payable	(782,554)	412,935
Deferred revenue	(6,952)	26,867
Accrued severance	13,354	(58,026)

Net Cash Flows Provided by (Used in) Operating Activities	7,144,627	(632,564)

Cash Flows from Investing Activities
Investments in available for sale securities	106,156	-
Loans receivable	-	(9,849)
Acquisition of equipment, net	(2,400)	(14,006)

Net Cash Flows Provided by (Used in) Investing Activities	103,756	(23,855)

Cash Flows from Financing Activities
Payments of deferred financing fees	-	(240,000)
Proceeds from issuance of capital stock issued for repayment of convertible debenture	-	210,000
Proceeds from convertible debenture	-	240,000
Repayment of convertible debenture by issuance of capital stock	-	(210,000)
Proceeds from promissory note	-	200,000
Repayment of promissory note by issuance of capital stock	-	(380,000)
Repayment of convertible debentures	(8,853,191)	-
Repayment of promissory note	-	(160,000)
Repurchase of employees' stocks	-	(105,185)
Customer deposits	-	196,064
Loans payable	(638,883)	237,691
Proceeds from capital stock issued for repayment of promissory note	-	380,000
Shareholder loan	-	150,570

Net Cash Flows (Used in) Provided by Financing Activities	(9,492,074)	519,140

Foreign Exchange on Cash and Cash Equivalents	87,753	(917)

Net Decrease in Cash and Cash Equivalents	(2,155,938)	(138,196)

Cash and Cash Equivalents - Beginning of Period	3,489,449	281,387

Cash and Cash Equivalents - End of Period	$1,333,511	$143,191

Supplementary Information for Consolidated Interim Statement of Cash Flows Interest and income taxes paid

Interest paid	$27,636	$209,541

Income taxes paid	$52,373	$-

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

o)	Earnings (Loss) per Share

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

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

r)	Recent Accounting Pronouncements (cont'd)

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

4.	Inventories

Inventory includes $421,549 (2005 - $5,427) of merchandise and $159,835 (2005 - $206,972) of raw materials.

5.	Income Taxes

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

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

6.	Investments

Investments represent 500,000 shares, which is a 20% ownership in a private Korean company.

7.	Investments in Available for Sale Securities

	2006	2005
Stock #1	$16,745	$48,495
Other miscellaneous	280	257

	$17,025	$48,752

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

8.	Equipment, net

Equipment is comprised as follows:

	Cost	2006 Accumulated Depreciation	Cost	2005 Accumulated Depreciation
Furniture and fixtures	$71,619	$39,418	$45,799	$28,074
Equipment	910,110	709,702	631,257	547,983
Vehicle	17,750	2,663	14,843	14,841
Software	733,304	531,934	696,737	385,878

	$1,732,783	$1,283,717	$1,388,636	$976,776

Net carrying amount		$449,066		$411,860

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

9.	Loans Payable

	Current	Long-term	2006 Total	2005 Total
Bank loan	$-	$-	$-	$968,590
Promissory note	39,000	-	39,000	39,000
Government loans	10,422	31,269	41,691	99,062
Discount of interest-free government
loans	-	(4,294)	(4,294)	(7,842)
Vehicle loan	4,087	5,092	9,179	-
Note payable #1	-	-	-	479,500
Note payable (#2, 3 & 4)	-	-	-	361,716
	$53,509	$32,067	$85,576	$1,940,026

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

Future minimum annual payments are as follow;

2006	53,509
2007	14,502
2008	11,434
2009	6,131

Balance - September 30, 2006	$85,576

CINTEL CORP. AND THE SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
Unaudited

10. Accrued Severance

The Company's liability for severance pay is calculated pursuant to applicable labor laws in Korea. Severance payment will be the monthly average of the three most recent months' salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees.

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

	Conversion Price	Conversion Date	Maturity date	Amount
Convertible debenture #1	$0.35	6/15/2007	12/15/2008	$492,800
Convertible debenture #2	$0.04	4/17/2007	10/17/2008	440,000
Convertible debenture #3	$0.14	4/17/2007	10/17/2008	2,161,334
Convertible debenture #4	$0.35	5/17/2007	11/17/2008	5,759,057

				8,853,191
Less: conversions as at September 30, 2006				8,853,191

Total outstanding at September 30, 2006				$-

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

The effects of this restatement for September 30, 2006 are to increase the valuation allowance from the consolidated financial statements dated November 13, 2006 to $1,149,389 from nil (note 5); to decrease the deferred tax assets on the 2005 comparative consolidated balance sheets to nil from $1,149,389 (comprised of $202,024 current and $947,365 long term); and to decrease the deferred income taxes recoverable from $235,181 to an expense of nil on the 2005 comparative consolidated statements of operations and comprehensive loss.

16.	Restatement of Previously Issued Consolidated Financial Statements

Restatement dated June7, 2007

On further consideration, the Company decided to defer recognition of revenue for all sale arrangements that include the credit terms "condition of clearing from original buyer", when distributors who used the Company's products in network installation projects were allowed to pay when their final end-users paid them, until such time as the underlying payment condition has been met.

The affects of this restatement for September 30, 2006 are to increase the deferred revenue from the consolidated financial statements dated February 2, 2007 to $143,009 from $Nil on the consolidated balance sheet; and to increase revenue from merchandise from $3,980,325 to $4,207,788, increase revenue from finished goods from $76,680 to $85,372, increase cost of sales for merchandise from $3,795,287 to $4,015,586 and to increase cost of sales for finished goods from $51,538 to $65,359 on the consolidated statements of operations and comprehensive loss.

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

RESULTS OF OPERATIONS

Nine months period ended Sep 30, 2006 compared to the nine months ended Sep 30, 2005.

2005 (Unit: USD)

	9/30/2006	9/30/2005

Revenue	4,359,178	1,143,149

Cost of sales	4,080,945	923,352

Gross Profit	278,233	219,797

Expenses	1,727,687	1,515,134

Operating (Loss)	(1,449,454)	(1,295,337)

Loss Before Income Taxes	(1,315,389)	(1,497,284)

The first nine months of 2006 and 2005 revenues totaled approximately $4.35 million and approximately $1.14 million, respectively, which reflects an increase of approximately of $3.21 million. The main reason for the increase in revenue for the first nine months of 2006, as compared to the nine months of 2005, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. The company generated revenue of approximately $1.95 million from such work with the Republic of Korea Air Force during the first nine months of 2006. In addition approximately $0.45 million of the revenue generated during the first nine months of 2006 is derived from the global system integration project in Hyundai Heavy Industries plants located in Kuwait, in consortium with KT Corp. Approximately $ 0.70 million of revenue generated during the first nine months of 2006 is derived from Shinhan Bank for the supply of a Proxy Server solution. In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

The increase in cost of sales and gross margins for the first nine months of 2006 compared to the same period in 2005 was primarily attributable to the relative increase in revenue.

Total expenses for the first nine months of 2006 and 2005 totaled approximately $1.72 million and approximately $1.51 million, respectively, resulting in an increase of 14.0%. In the 3rd quarter the company maintained extensive research into new business ventures. Expenses related to future business opportunity research continued to play a factor on profits but will give a good return on the expense in the near future with the expansion opportunities and revenues generated from our research. The company has also seen increases in accounting and legal consulting services related to acquisition preparation and execution in multiple countries.

The operating loss for the first nine months of 2006 and 2005 totaled $1.45 million and $1.29 million respectively. Total loss before income taxes the first nine months of 2006 and 2005 totaled $1.31 million and $1.49 million respectively.

Three months period ended September 30, 2006 compared to the three months ended September 30, 2005.

	9/30/2006	9/30/2005

Revenue	540,025	693,177

Cost of sales	487,335	606,752

Gross Profit	52,690	86,425

Expenses	596,057	421,746

Operating (Loss)	(543,367)	(335,321)

Loss Before Income Taxes	(535,758)	(376,743)

For the three month period ending September 30, 2006 and 2005 revenues totaled approximately $0.54 million and approximately $0.69 million, respectively, which reflect a decrease of approximately $0.15 million. The main reason for the decrease in revenue was primarily attributed to investment into our new business model and the company's new direction.

The decrease in cost of sales for the three month period ending Sep. 30, 2006 compared to the same period in 2005 was primarily attributable to the relative decrease in revenue.

Total expenses for the three months period ending Sep 30, 2006 and 2005 totaled approximately $0.59 million and approximately $0.42 million, respectively, resulting in an increase of 41.3%. Despite our decrease in revenues, the increase in expenses was primarily due to the increasing costs of consulting service in order to establish the company's new vision and strategies and establish a new business model.

The operating loss for the three month period ending Sep 30, 2006 and 2005 totaled $0.54 million and $0.33 million respectively. Total loss before income taxes for the three month period ending Sep 30, 2006 and 2005 totaled $0.53 million and $0.37 million respectively.

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