Form 10KSB/A
period 2006-12-31
CINTEL CORP
filed 2007-06-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State issuer’s revenues for its most recent fiscal year. $ 21,134,797

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-KSB/A is being amended to amend the financial statements contained therein to write-off certain tax benefits recognized in the year ended December 31, 2006.

We have not updated the information contained herein for events occurring subsequent to April 17, 2007, the filing date of the Original Form 10-KSB.

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

Acquisition of 51% of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd

On October 30, 2006, we acquired 51% of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”) from STS Semiconductor & Telecommunication Cp., Ltd. for an aggregate purchase price of $16.5 million. PSTS was founded by STS in China in 2004 by acquiring certain parts of the packaging production lines from Samsung Electronics Corporation's China plant (SESS) and is now a dedicated provider of contracted products for Samsung and other vendors.. As a result of the acquisition, we have shifted our core business of ITM (Internet Traffic Management), an increasingly competitive market due to changes in technology and solutions, to one of the fastest growing markets in the technology realm, the production and packaging of technology components. Semiconductor, NAND Flash and LCD chips, which are the focal products of PSTS, are high value-added products..

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

We have also developed the PacketCruz iNetKeeper. In Korea, cyber apartments have become popular. The residents of cyber apartments enjoy various services such as home network, Internet banking, home security, news, medical counsel, real estate information, and local community service. PacketCruz iNetKeeper is an upgraded model of PacketCruz i2one and an exclusive Internet gateway solution providing all features for the needs of cyber apartments. The followings are the main features of PacketCruz iNetKeeper:

•	Transparent/Directory base User Authentication Service

•	Traffic Analysis/Homepage Redirection - IP Address Management

•	Enhanced DHCP Server

•	NAT

•	Firewall

•	Network Monitoring

•	Integrated Management

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low	High	Low
First Quarter Ended March 31	$0.43	$0.15	$0.29	$0.14	$0.17	$0.02
Second Quarter Ended June 30	—	—	$0.21	$0.16	$0.08	$0.02
Third Quarter Ended September 30	—	—	$0.18	$0.11	$0.05	$0.02
Fourth Quarter Ended December 31	—	—	$0.25	$0.11	$0.37	$0.03

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

Results of Operations
(Unit: USD)

	12/31/2006	12/31/2005
Revenue	21,134,797	1,605,134
Cost of sales	20,263,862	1,405,152
Gross Profit	870,935	199,982
Expenses	2,859,145	1,696,529
Operating (Loss)	(1,988,210)	(1,496,547)
Loss Before Income Taxes	(1,705,977)	(2,038,959)

Fiscal Year 2006 and 2005 revenues totaled approximately $21.1 million and approximately $1.6 million, respectively, which reflects an increase of approximately $19.5 million, an increase of 1,216.7%.

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

The gross revenue of PSTS for the fiscal year ended 2006 is approximately 56.4M (PBA Print Board Assembly) sales: 17.9M, Packaging sales: 23.8, wafer sales: 14.7M). For the three month period ending Dec. 31, 2006 after acquired, revenues totaled approximately $16million.

The gross revenue of Cintel, excluding PSTS, for the fiscal year ended 2006 is approximately $5.1M. The main reason for the increase in revenue for the fiscal year ended 2006, as compared to the previous year, was primarily attributed to the work with the Republic of Korea Air Force for the supply of network equipment. In the future, the company expects significant new revenues by opening up new markets with a strong strategic alliance with Hyundai HDS and KT Corp.

The cost of sales for the fiscal year 2006 and 2005 was $20.3 million and $1.4 million, respectively, an increase of 1,342.1%, which is primarily attributable to the increase in revenues. Our gross margins for the fiscal years ended December 31, 2006 and 2005 increased from 12.4% to 4.1%, respectively.

Total expenses for the fiscal years ended December 31, 2006 and 2005 totaled approximately $2.8 million and approximately $1.6 million, respectively, resulting in an increase of $1.1 million or 68.5%.

The operating loss from fiscal year 2006 and 2005 totaled $1.9 million and $1.4 million respectively. Total loss before income taxes for fiscal year 2006 and 2005 totaled $1.7 million and $2.0 million respectively.

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

On December 31, 2006, the allowance for credit losses was $1,143,169 of $6,763,862 in accounts receivables and on December 31, 2005, the allowance for credit losses was $1,048,068 of $2,071,528 of accounts receivables. The allowance for credit losses in 2006 saw an increase of $95,101 (9%) compared to 2005. The increasing of allowances for credit losses as of December 31, 2006 was primarily due to receivables which occurred in 2004. We established a 100% allowance for credit losses for the receivables of more than 2 years and for customers who have an impairment of capital assets, are discontinuing business operations or are suffering from bad cash flow and liquidity issues.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sang Don Kim, President	2006	$72,000
Chief Executive Officer	2005	$72,000
and Director

Outstanding Equity Awards at Fiscal Year-End Table.

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2006

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
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
Kwang Hee Lee, Director
Sang Yong Oh

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

KTB China Optimum Fund
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

10.28
Convertible Bonds Subscription Agreement between the Company and KTB China Optimum Fund dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.29
Convertible Bonds Subscription Agreement between the Company and STS Semiconductor & Telecommunications Co. Ltd. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)
Stock Purchase Agreement by and between Cintel Corp and STS Semiconductor & Telecommunications Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.30
Stock Purchase Agreement by and between Cintel Corp. and STS Semiconductor & Telecommunications Co. Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2007)

10.31
Convertible Bonds Subscirption Agreement entered into as of March 15, 2007 with Woori Private Equity Fund (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2007)

14.1*	Code of Ethics

16.1*	Letter on change in certifying accountant

21.1*	Subsidiaries

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

Signature	Title	Date
/s/ Sang Don Kim
Sang Don Kim	President, Chief Executive Officer and Director	June 18, 2007
/s/ Kyo Jin Kang
Kyo Jin Kang	Chief Financial Officer and Principal Accounting Officer	June 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiaries

We have audited the consolidated balance sheets of Cintel Corp. and Subsidiaries as at December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Toronto, Canada	CHARTERED ACCOUNTANTS
March 28, 2007 except as to note 18
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	Restated (note18)	Restated (note 17)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents (note 3)	$4,337,088	$3,489,449
Accounts receivable (net of allowance for doubtful accounts of $1,143,169; 2005 - $1,048,068)	5,620,693	1,023,460
Inventory (note 4)	5,654,590	448,575
Prepaid and sundry assets	1,068,624	364,113
Loans receivable (note 5)	430,000	-

Total Current Assets	17,110,995	5,325,597
Investments (note 7)	1,959,209	2,478,250
Investments in Available for Sale Securities (note 8)	5,257	49,828
Property, Plant and Equipment, Net (note 9)	25,977,243	580,559
Land Right (note 10)	356,172	-
Goodwill	7,740,271	-

Total Assets	$53,149,147	$8,434,234

LIABILITIES
Current Liabilities
Accounts payable	$8,164,357	$959,905
Deferred revenue (note 18)	113,793	136,057
Loans payable - current (note 11)	11,112,570	651,994

Total Current Liabilities	19,390,720	1,747,956
Accrued Severance	97,404	69,356
Loans Payable (note 11)	4,877,188	38,654
Convertible Debentures (note 12)	15,284,295	8,853,191
Non-controlling Interest	8,726,492	-

Total Liabilities	48,376,099	10,709,157

Commitments and Contingencies (note 15)

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock (note 13)	87,619	42,378
Authorized
300,000,000 common shares, par value $0.001 per share
Issued
87,619,896 common shares (42,379,354 in 2005)
Additional Paid-in Capital	14,319,408	5,351,058
Treasury Stock	(5,630)	(5,630)
Cumulative Other Comprehensive (Loss) Income	(170,806)	8,953
Accumulated (Deficit)	(9,457,543)	(7,671,682)

Total Stockholders' Equity (Deficit)	4,773,048	(2,274,923)

Total Liabilities and Stockholders' Equity (Deficit)	$53,149,147	$8,434,234

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
Years Ended December 31, 2006 and 2005

	Restated (note18)	Restated (note 17)
	2006	2005
Revenue
Merchandise (note 18)	$4,785,720	$1,208,594
Finished goods (note 18)	16,210,675	329,333
Services	138,402	67,207

Total Revenue	21,134,797	1,605,134

Cost of Sales
Merchandise (note 18)	4,327,766	1,085,234
Finished goods (note 18)	15,936,096	319,918

Total Cost of Sales	20,263,862	1,405,152

Gross Profit	870,935	199,982

Expenses
Professional fees	752,813	329,889
Salaries and employee benefits	942,809	374,866
Office and general	528,030	442,322
Travel	278,814	206,878
Research and development	19,045	99,320
Taxes and dues	66,523	44,879
Depreciation	271,111	198,375

Total Expenses	2,859,145	1,696,529

(Loss) from Operations	(1,988,210)	(1,496,547)

Other Income (Expense)
Interest and other income	786,677	18,133
Foreign exchange	58,836	(3,978)
Interest expense	(372,177)	(309,279)
Loss on disposal of equipment	(117,496)	-
Amortization of deferred financing fees	(90,000)	(150,000)
Employee benefit on repurchase of common stock	-	(97,288)
Share of income from equity investment	16,393	-

Total Other Income	282,233	542,412

(Loss) Before Income Taxes and Non-controlling Interest	(1,705,977)	(2,038,959)

Income taxes - current	52,664	-
Non-controlling Interest	27,220	-

	79,884	-

Net (Loss)	(1,785,861)	(2,038,959)
Foreign Currency Translation Adjustment	591,604	76,293
Unrealized Loss on Investment (note 7)	(722,409)	-

Total Comprehensive (Loss) before Non-controlling Interest	(1,916,666)	(1,962,666)
Foreign Currency Translation Adjustment - Non-controlling Interest	(48,958)	-

Total Comprehensive (Loss)	$(1,965,624)	$(1,962,666)

Basic and Fully Diluted (Loss) per Share (note 13)	$(0.03)	$(0.05)

Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	68,753,837	37,029,588

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2006 and 2005

					Cumulative
			Additional		Other		Total
	Number of	Capital	Paid in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	(Loss)	(Deficit)	Equity

Balance, January 1, 2005	23,409,800	$23,408	$4,573,535	$-	$23,826	$(4,789,132)	$(168,363)
Adjustment due to restatement(note 17)	-	-	-	-	(91,166)	(843,591)	(934,757)

	23,409,800	23,408	4,573,535	-	(67,340)	(5,632,723)	(1,103,120)
Common shares issued for consulting services - March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services - June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting services -September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued for consulting services -December 31, 2005	400,000	400	35,600	-	-	-	36,000
Conversion of convertible debenture into common stock	11,987,320	11,988	368,012	-	-	-	380,000
Conversion of convertible debenture into common stock	4,092,234	4,092	244,400	-	-	-	248,492
Repurchase of employees' stock	-	-	-	(5,630)	-	-	(5,630)
Foreign currency translation adjustment	-	-	-	-	76,293	-	76,293
Net loss	-	-	-	-	-	(1,637,132)	(1,637,132)
Adjustment due to restatement (note 17)	-	-	-	-	-	(267,801)	(267,801)
Adjustment due to restatement (note 17)	-	-	-	-	-	(134,026)	(134,026)

Balance, December 31, 2005	42,379,354	$42,378	$5,351,058	$(5,630)	$8,953	$(7,671,682)	$(2,274,923)

Balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,310)
Adjustment due to restatement (note 17)	-	-	-	-	(110,750)	(267,801)	(378,551)
Adjustment due to restatement (note 17)	-	-	-	-	(2,032)	(134,026)	(136,058)

	42,379,354	42,379	5,351,058	(5,630)	8,957	(7,671,682)	(2,274,919)
Unrealized loss on investment (note 7)	-	-	-	-	(722,409)	-	(722,409)
Common shares issued for consulting services (note 13)	500,000	500	89,500	-	-	-	90,000
Common shares issued for consulting services - Sep 30, 2006	440,000	440	69,960	-	-	-	70,400
Conversion of convertible debenture into common stock (note 13)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Foreign currency translation adjustment	-	-	-	-	542,646	-	542,646
Net loss	-	-	-	-	-	(1,806,092)	(1,806,092)
Adjustment due to restatement (note 18)	-	-	-	-	-	20,231	20,231

Balance, December 31, 2006	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,457,543)	$4,773,047

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2006 and 2005

	Restated (note18)	Restated (note 17)
	2006	2005
Cash Flows from Operating Activities
Net loss
Items not affecting cash:	$(1,785,861)	$(2,038,959)
Depreciation	963,409	233,612
Non-controlling interest's share of income	27,220	-

Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of financing fees	90,000	190,868
Common stock issued for consulting services	160,400	168,001
Share of income from equity investment	16,393	-
Loss on disposal of equipment	117,496	-

	(410,943)	(1,446,478)
Net changes in assets and liabilities
Accounts receivable	(4,597,233)	(356,361)
Inventory	(5,206,015)	(144,594)
Prepaid and sundry assets	(704,511)	(194,648)
Accounts payable	7,204,452	130,350
Deferred revenue	(22,264)	136,057
Accrued severance	28,048	(54,632)

Net Cash Flows Used in Operating Activities	(3,708,466)	(1,930,306)

Cash Flows from Investing Activities
Acquisition of investments, net	-	(2,441,250)
Loans receivable	(430,000)	-
Acquisition of equipment, net	(26,869,066)	-
Change in non-controlling interest	8,726,492	-
Proceeds from disposal of securities held for investment	99,071	-
Acquisition of goodwill	(7,740,271)	-
Acquisition of land right	(356,172)	-

Net Cash Flows Provided by (Used in) Investing Activities	(26,569,946)	(2,441,250)

Cash Flows from Financing Activities
Proceeds from convertible debenture - net	15,284,295	9,053,192
Proceeds from common shares issued for repayment of convertible debenture	8,853,191	-
Repayment of convertible debentures	(8,853,191)	(160,000)
Repurchase of employees' stocks	-	(5,630)
Loans payable	15,299,110	(1,057,032)
Shareholder loan	-	(33,201)

Net Cash Flows Provided by Financing Activities	30,583,405	7,797,329

Foreign Exchange on Cash and Cash Equivalents	542,646	3,740

Net (Decrease) Increase in Cash and Cash Equivalents	847,639	3,429,513
Cash and Cash Equivalents - Beginning of Period	3,489,449	281,386

Cash and Cash Equivalents - End of Period	$4,337,088	$3,710,899

Interest and Income Taxes Paid
Interest paid	$357,798	$268,411

Income taxes paid	$52,664	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

f)	Revenue Recognition

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

j)	Property, Plant and Equipment

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

o)	Income Tax

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

p)	Earnings or Loss per Share

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

For the year ended December 31, 2006 PSTS had two major customers as follows:

% of Total Revenue
STS	38%
WE-Tech Corporation ("We-Tech")	25%

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

r)	Impairment of Long-Lived Assets

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

t)	Impact of Recently Issued Accounting Standards (cont'd)

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

6.	Income Taxes (cont'd)

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

The Company has deferred income tax assets as follows:

	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$270,195	$249,157
Other timing differences	255,953	(51,836)
Net operating loss carryforwards	2,155,532	1,681,864

	2,681,680	1,879,185
Valuation Allowance	(2,681,680)	(1,879,185)

	$-	$-

7.	Investments

Investments represent 500,000 shares, 20% ownership in a private Korean company, Global Assets Inc. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee. Unrealized holding loss in investment has been excluded from earnings and reported as a separate component of stockholders' equity.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

7.	Investments (cont'd)

Summarized financial information of Global assets Inc. based on the March 31, 2006 audited statements are as follows:

	100%	20%
Total Assets	$9,849,750	$1,969,950
Total Liabilities	53,706	10,741
Total Equities	9,796,044	1,959,209
Gross Revenue	2,036,556	407,311
Net Income	81,965	16,393

8.	Investments in Available for Sale Securities

	2006	2005
Stock #1	$4,972	$49,571
Other miscellaneous	285	257

	$5,257	$49,828

Stock #1 represents a minority interest in a private Korean company which is carried at cost.

9.	Property, Plant and Equipmen, Net

Equipment is comprised as follows:

		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Buildings	11,120,847	902,243	-	-
Furniture and fixtures	816,058	256,233	67,168	30,295
Equipment	17,273,794	3,883,592	848,147	601,952
Measuring equipment	1,794,775	340,694	-	-
Vehicles	183,546	49,794	16,647	-
Software	767,209	590,040	690,498	409,654
Landscaping	60,785	17,175	-	-

	$32,017,014	$6,039,771	$1,622,460	$1,041,901

Net carrying amount		$25,977,243		$580,559

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

10.	Land Right

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

	2006		2005
	Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	$369,224	$13,052	$-	$-

Net carrying amount		$356,172		$-

11.	Loans Payable

			2006	2005
	Current	Long-term	Total	Total

Bank loan	$430,000	$-	$430,000	$594,780
Promissory Note	39,000	-	39,000	39,000
Government loans	10,422	20,249	30,671	39,100
Discount of interest-free government loans	-	(3,812)	(3,812)	(8,106)
Vehicle Loan	4,628	5,537	10,165	11,500
Note payable	-	-	-	14,374
Industrial and Commercial Bank
of China (Loan #1)	3,202,500	-	3,202,500	-
Industrial and Commercial Bank
of China (Loan #2)	1,922,305	-	1,922,305	-
Industrial and Commercial Bank
of China (Loan #3)	2,730,811	-	2,730,811	-
China Construction Bank (Loan #1)	1,772,904	3,105,144	4,878,048	-
China Construction Bank (Loan #2)	1,000,000	1,750,000	2,750,000	-

	$11,112,570	$4,877,118	$15,989,688	$690,648

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11.	Loans Payable (cont'd)

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

China Construction Bank loans

China Construction Bank Loan # 1 bears interests at China Construction Bank's prime rate, matures in July 2009, and is repayable in quarterly instalments of $443,226 commencing October 29, 2006.

China Construction Bank Loan # 2 bears interests at LIBOR plus 1.18%, matures in July 2009, and is repayable in quarterly instalments of $250,000 commencing October 29, 2006.

The loans are guaranteed by property, plant and equipment of PSTS with a net book value of $25,717,778 as described in note 9.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11.	Loans Payable (cont'd)

Principal repayments of the long-term debts is comprised as follows:

2007	$2,787,954
2008	2,785,500
2009	2,091,618

$7,665,072

12.	Convertible Debentures

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

The convertible debenture outstanding at December 31, 2005 was converted to common shares in 2006, as described in note 13.

The convertible debenture have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

13.	Capital Stock (cont'd)

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

13.	Capital Stock (cont'd)

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
December 31, 2006 and 2005

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

Rent expenses paid in 2006 and 2005 were $ 149,387 and $73,428 respectively.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

15.	Contingent Liabilities and Commitments (cont'd)

c)	The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in note 12.

d)	The Company's Chinese Subsidiary PSTS is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in note 10.

e)	The Company's Chinese Subsidiary PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000

16.	Subsequent Events

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

16.	Subsequent Events (cont'd)

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

The effects of this restatement were to increase the valuation allowance to $1,879,185 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,222,146(comprised of $10,453 current and $1,211,693 long term); and to decrease the deferred income taxes recoverable from $267,800 to an expense of $936,099 on the consolidated statement of operations and comprehensive loss.

17.	Restatement of the 2005 Comparative Consolidated Financial Statements (cont'd)

b)	Restatement dated June 7, 2007

On further consideration, the Company decided to defer recognition of revenue for all sale arrangements that include the credit terms "condition of clearing from original buyer", when distributors who used the Company's products in network installation projects were allowed to pay when their final end users paid them, until such time as the underlying payment condition has been met.

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

18.	Restatement of Previously Issued Consolidated Financial Statements

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

The affects of this restatement for December 31, 2006 are to increase the deferred revenue from the consolidated financial statements dated March 28, 2007 from $Nil to $113,793 on the consolidated balance sheet; and to increase revenue from merchandise from $4,394,620 to $4,785,720, to increase revenue from finished goods from $16,187,493 to $16,210,675 and to increase cost of sales for merchandise from $3,948,569 to $4,327,766 and to increase cost of sales for finished goods from $15,921,242 to $15,936,096 on the consolidated statement of operations and comprehensive loss.