Form 10QSB/A
period 2007-03-31
CINTEL CORP
filed 2007-06-19
CIK 1191334

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2007 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 22, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The Form 10-QSB/A is being amended to reflect certain changes in opening retained earnings and comparative figures.

We have not updated the information contained herein for events occurring subsequent to May 22, 2007, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Cintel Corp. and Subsidiaries (the "Company") as of March 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the three month periods ended March 31, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding this matter is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada May 11, 2007 except as to note 14 which is as of June 7, 2007	CHARTERED ACCOUNTANTS

CINTEL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and 2006
(Unaudited)
	Restated	Restated
	(note 19)	(Note 18)
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents (note 3)	$4,958,888	$1,793,396
Short tern investment	-	291,427
Accounts receivable - Trade (less - Allowance for doubtful accounts of $1,130,408; 2006 - $1,087,980)	5,829,031	3,340,302
Inventory (note 4)	6,959,950	489,017
Prepaid and other current assets	1,048,214	728,995
Current portion - Loans receivable (note 5)	212,600	154,358

Total Current Assets	19,008,683	6,797,495
Loan receivable (note 5)	151,508	-
Investments (note 7)	2,435,886	2,572,624
Investments in Available for Sale Securities (note 8)	4,916	51,726
Property, Plant and Equipment, Net (note 9)	30,116,133	552,312
Land Right (note 10)	356,775	-
Goodwill	7,740,271	-

Total Assets	$59,814,172	$9,974,157

LIABILITIES
Current Liabilities
Accounts payable - Trade	$16,044,058	$2,532,854
Advances from Shareholder	282,758	-
Deferred revenue (note 19)	-	169,081
Current portion - Loans payable (note 12)	10,746,058	666,789

Total Current Liabilities	27,072,874	3,368,724
Accrued Severance	88,449	74,788
Loans Payable, less current portion (note 12)	4,206,219	39,121
Convertible Debentures (note 13)	15,284,295	8,853,191
Non-Controlling Interest	8,655,613	-

Total Liabilities	55,307,450	12,335,824

Commitments and Contingencies (note 16)
STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (note 14)	88,299	42,379
Authorized 300,000,000 common shares, par value $0.001 per share Issued
88,299,896 common shares (42,379,354 in 2006)
Additional Paid-in Capital	14,437,328	5,351,058
Less - Treasury Stock	(5,630)	(5,630)
Accumulated Other Comprehensive (Loss) Income	(214,496)	250,118
Accumulated (Deficit)	(9,798,779)	(7,999,592)

Total Stockholders' Equity (Deficit)	4,506,722	(2,361,667)

Total Liabilities and Stockholders' Equity (Deficit)	$59,814,172	$9,974,157

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Restated	Restated
	(Note 19)	(Note 18)
	2007	2006
Revenue
Finished goods	$16,484,917	$30,389
Merchandise	211,446	2,349,431
Services	978	28,032

Total Revenues	16,697,341	2,407,852

Cost of Revenues:
Finished goods	16,160,910	37,493
Merchandise	207,639	2,264,430

Total Cost of Revenues	16,368,549	2,301,923

Gross Profit	328,792	105,929

Expenses
General and administrative	416,108	407,694
Research and development	10,630	18,641
Depreciation and amortization	100,397	51,414

Total Expenses	527,135	477,749

(Loss) from Operations	(198,343)	(371,820)

Other Income (Expense)
Interest and other income	133,349	109,416
Interest expense and amortization of deferred financing fees	(343,152)	(12,073)
Loss on disposal of equipment	-	(30,000)

Total Other Income (Expense)	(209,803)	(67,343)

(Loss) Before Income Taxes and Non-Controlling Interest	(408,146)	(304,477)

Income taxes - current (note 6)	-	23,432
Non-Controlling Interest	(66,909)	-

	(66,909)	(23,432)

Net (Loss)	(341,237)	(327,909)
Comprehensive Income (Loss)
Foreign currency translation	(47,658)	241,166

Total Comprehensive Loss before Non-controlling Interest	(388,895)	(86,743)
Foreign Currency Translation Adjustment - Non-controlling Interest	3,968	-

Total Comprehensive Loss	$(384,927)	$(86,743)

Basic and Fully Diluted Loss per Share (note 14)	$0.00	$0.00

Basic and Diluted Weighted Average Number of Shares Outstanding During the Period	87,846,563	42,379,354

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Periods Ended March 31, 2007 and 2006
(Unaudited)
	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Cumulative Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2006	42,379,354	$42,378	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,310)
Adjustment due to restatement (note 18)	-	-	-	-	(110,755)	(267,801)	(378,556)
Adjustment due to restatement (note 18)	-	-	-	-	(2,032)	(134,026)	(136,058)

	42,379,354	42,378	5,351,058	(5,630)	8,952	(7,671,682)	(2,274,924)
Foreign currency translation adjustment	-	-	-	-	241,166	-	241,166
Net loss for the period	-	-	-	-	-	(221,695)	(221,695)
Adjustment due to restatement (note 18)	-	-	-	-	-	(78,472)	(78,472)
Adjustment due to restatement (note 18)	-	-	-	-	-	(27,743)	(27,743)

Balance, March 31, 2006	42,379,354	$42,378	$5,351,058	$(5,630)	$250,118	$(7,999,592)	$(2,361,668)

Balance, January 1, 2007	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,343,747)	$4,886,842
Adjustment due to restatement (note 18)	-	-	-	-	-	(113,795)	(113,795)

	87,619,896	87,619	14,319,408	(5,630)	(170,806)	(9,457,542)	4,773,047
Common shares issued for consulting services (note 14)	580,000	580	98,020	-	-	-	98,600
Common shares issued for employee remuneration (note 14)	100,000	100	19,900	-	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	(43,690)	-	(43,690)
Net loss for the period	-	-	-	-	-	(455,032)	(455,032)
Adjustment due to restatement (note 19)	-	-	-	-	-	113,795	113,795

Balance, March 31, 2007	88,299,896	$88,299	$14,437,328	$(5,630)	$(214,496)	$(9,798,779)	$4,506,720

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Restated (Note 19) 2007	Restated (Note 18) 2006
Cash Flows from Operating Activities
Net (loss)	$(341,237)	$(327,909)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	972,173	51,414
Non-controlling interest	(66,909)	-
Amortization of financing fees	90,000	30,000
Common stock issued for consulting services	118,600	-

	772,627	(246,495)
Net changes in assets and liabilities
Accounts receivable - Trade	(208,339)	(2,269,479)
Inventory	(1,305,360)	(23,273)
Prepaid and other current assets	20,410	(353,849)
Accounts payable - Trade	7,879,704	1,682,146
Deferred revenue	(113,793)	33,024
Accrued severance	(8,955)	2,781

Net Cash Flows Provided by (Used in) Operating Activities	7,036,294	(1,175,145)

Cash Flows from Investing Activities
Acquisition of investments, net	(498,547)	(290,354)
Loans receivable	(65,892)	(153,789)
Acquisition of plant and equipment	(5,047,672)	(1,244)
Change in non-controlling interest	(3,968)	-

Net Cash Flows Used in Investing Activities	(5,616,079)	(445,387)

Cash Flows from Financing Activities
Loans payable	(1,037,481)	(9,517)
Advances from shareholder	282,758	-

Net Cash Flows Used in Financing Activities	(754,723)	(9,517)

Foreign Exchange on Cash and Cash Equivalents	(43,692)	(66,004)

Net Increase (Decrease) in Cash and Cash Equivalents	621,800	(1,696,053)
Cash and Cash Equivalents - Beginning of Period	4,337,088	3,489,449

Cash and Cash Equivalents - End of Period	$4,958,888	$1,793,396

Supplemental Disclosures of Cash Flow Information:
Interest and Income Taxes Paid-
Interest	$253,152	$12,073

Income taxes	$-	$23,432

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
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
March 31, 2007 and 2006
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
March 31, 2007 and 2006
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

For the service revenues, the Company recognizes revenue when services are rendered.

g)	Cash and Cash Equivalents

Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date are also included as cash equivalents.

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

i)	Inventories

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

Buildings	20 years	straight line
Equipment	5 - 10 years	straight line
Measuring equipment	5 years	straight line
Furniture and fixtures	5 years	straight line
Vehicles	5 years	straight line
Software	5 years	straight line
Landscaping	5 years	straight line

k)	Land Right

Land right is stated at cost. Amortization, based on the estimated useful life of the asset, is provided on a straight line basis over 50 years.

l)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
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
March 31, 2007 and 2006
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

For the period ended March 31, 2007 PSTS had two major customers as follows:

% of Total Revenue
STS	64%
WE-Tech Corporation ("We-Tech")	15%

r) Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

s)	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB" issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

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
March 31, 2007 and 2006
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

Loan receivable #1 to a private Korean company bears interest at 17% per annum and is guaranteed by the major shareholder of the debtor. Principal and interest are repayable upon maturity on June 30, 2007. The loan was repaid on April 25, 2007 subsequent to the period end.

Loan receivable #2 to a private Korean company is unsecured, non-interest bearing and matures on May 12, 2006. The loan was repaid during 2006.

Loan receivable #3 to the chief executive officer of the indebted company per loan receivable #2 is unsecured, bears interest at 6% per annum, and is due on demand. The loan was repaid during 2006.

Loan receivable #4 to a private Chinese company is unsecured, bears interest at 7%, payable quarterly, interest only, and matures on January 3, 2009. The loan is guaranteed by the shareholders of the debtor.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
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

The taxable income is determined by off-setting the income for tax purpose of the period with tax losses carried forward from prior years. Tax losses can be carried forward for five years. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses as it is not more likely than not that they will be realized. The Company has accumulated approximately $2,446,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in 2009 ($532,000), 2010 ($1,777,000) and 2012 ($137,000).

The Company has deferred income tax assets as follows:

Deferred income tax assets	2007	2006
Research and development expenses amortized over 5 years for tax purposes	$267,000	$258,646
Other timing differences	253,000	(53,810)
Net operating loss carryforwards	2,287,000	1,799,654

	2,807,000	2,004,490
Valuation Allowance	(2,807,000)	(2,004,490)
	$-	$-

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

7.	Investments

	2007	2006
Convertible Debenture	$498,547	$-
Equity Investment in Global Assets	1,937,339	2,572,624
	$2,435,886	$2,572,624

The convertible debenture issued by one of the Company's customer bears interest at 5.2% annum, and matures on January 30, 2010. The bond is convertible to 10,000 common shares at approximately $50 per share, representing 16% of the total outstanding common stock of the customer. The company can exercise the conversion right any time during the period from January 20, 2007 to 30 days prior to January 30, 2010.

Investment in Global Assets represents 500,000 shares, 20% ownership in a private Korean company, Global Assets Inc. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee.

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

9.	Property, Plant and Equipment, Net

Equipment is comprised as follows:

	Cost	2007 Accumulated Depreciation	Cost	2006 Accumulated Depreciation
Buildings	11,087,123	1,039,062	-	-
Furniture and fixtures	873,945	295,523	69,725	33,757
Equipment	22,392,529	4,591,665	882,442	642,223
Measuring equipment	1,824,300	425,572	-	-
Vehicles	165,097	54,034	17,281	864
Software	754,682	616,653	715,833	456,125
Landscaping	61,378	20,412	-	-

	$37,159,054	$7,042,921	$1,685,281	$1,132,969

Net carrying amount		$30,116,133		$552,312

10.	Land Right

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

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	$369,224	$12,449	$-	$-

Net carrying amount		$356,775		$-

11.	Advances from Shareholder

The advances from the chief executive officer, who is also a 15% shareholder of the company, are non-interest bearing and unsecured. The advances were repaid on maturity on May 3, 2007.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

12.	Loans Payable

	Current	Long-term	2007 Total	2006 Total

Bank loan	$-	$-	$-	$617,430
Promissory note	39,000	-	39,000	39,000
Note payable	-	-	-	6,380
Government loans	10,481	20,966	31,447	40,589
Discount of interest-free government loans	-	(3,268)	(3,268)	(8,415)
Vehicle Loan	-	-	-	10,926
Industrial and Commercial Bank of China (Loan #1)	3,234,893	-	3,234,893	-
Industrial and Commercial Bank of China (Loan #2)	1,940,250	-	1,940,250	-
Industrial and Commercial Bank of China (Loan #3)	2,730,811	-	2,730,811	-
China Construction Bank (Loan #1)	1,790,623	2,688,521	4,479,144	-
China Construction Bank (Loan #2)	1,000,000	1,500,000	2,500,000	-

	$10,746,058	$4,206,219	$14,952,277	$705,910

Promissory Note

The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loans

The loan is non-interest bearing, unsecured, repayable in annual payments of $10,481 and matures in October 2009.

Industrial and Commercial Bank of China Loan #1

The loan is unsecured, payable monthly interest only at 6.14% per annum and matured April 18, 2007. This loan was repaid at maturity.

Industrial and Commercial Bank of China Loan #2

The loan is unsecured, payable monthly interest only at 6.44% per annum and matures June 20, 2007.

Industrial and Commercial Bank of China Loan #3

The loan is payable monthly interest only at 5.68% per annum, matured April 20, 2007 and is secured by a cash deposit of $2836,087, as described in note 3. This loan was repaid at maturity.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

12.	Loans Payable (cont'd)

China Construction Bank loans

China Construction Bank Loan # 1 bears interests at China Construction Bank's prime rate, matures in July 2009, and is repayable in quarterly installments of $447,551 commencing October 29, 2006.

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

The convertible debenture have not been included in the calculation of the diluted (loss) per share as their inclusion would be antidilutive.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
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
March 31, 2007 and 2006
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

	2007	2006
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	6	6
Expected dividends	-	-

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
March 31, 2007 and 2006
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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

15.	Related Party Transactions

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

b)
The Company is committed to premise lease obligations which expires in December 2007 and February 2008. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2007	$52,649
2008	1,950
$54,599

Rent expenses paid in 2007 and 2006 were $ 39,828 and $36,731 respectively.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

16.	Commitments and Contingencies (cont'd)

c)	The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in note 13.

d)	The Company's Chinese Subsidiary PSTS is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in note 10.

e)	The Company's Chinese Subsidiary PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000

17.	Subsequent Events

a)
On March 15, 2007, the Company entered into a financing agreement with Woori Private Equity Fund (“Woori”) for the sale of convertible debentures in an aggregate principal amount of approximately $63,000,000 (the “Debenture”) which was funded on April 12, 2007. The Debenture will mature on April 12, 2012 and is convertible into shares of common stock of the Company, at the option of the holder, at a rate of $0.70 per share. The coupon rate of the bond shall be at the compounded interest rate of 2.3% per annum; provided however, if the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, the Company shall guarantee a compounded interest rate of 8% per annum.

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

17.	Subsequent Events (cont'd)

b)
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

c)
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

The effects of this restatement were to increase the valuation allowance to $2,004,490 from $657,039 (note 6); to decrease the deferred tax assets on the consolidated balance sheets to nil from $1,347,451 (comprised of $10,851 current and $1,336,559 long term); and to decrease the deferred income taxes recoverable to nil from $78,473 on the consolidated statement of operations and comprehensive income.

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

19.	Restatement of the Previously Issued Consolidated Financial Statements

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

The affects of this restatement for March 31, 2007 are to increase revenue from the consolidated financial statements dated May 11, 2007 from merchandise from $207,801 to $211,446 and to increase revenue from finished goods from $16,298,317 to $16,484,917 and to increase cost of sales for merchandise from $204,100 to $207,639 and to increase cost of sales for finished goods from $16,087,999 to $16,160,910 on the consolidated statement of operations and comprehensive income.

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

RESULTS OF OPERATIONS

Three months period ended Mar 31, 2007 compared to the three months ended Mar 31, 2006
(Unit: USD)
	3/31/2007	3/31/2006
Revenue	16,697,341	2,407,852
Cost of sales	16,368,549	2,301,923
Gross Profit	328,792	105,929
Expenses	527,135	477,749
Operating (Loss)	(198,343)	(371,820)
Loss Before Income Taxes	(408,146)	(304,477)

  In the first quarter of 2007 and 2006 revenues totaled approximately $16.7 million and approximately $2.4 million, respectively, which reflects an increase of approximately of $14.3 million. The main reason for the increase in revenue for the first quarter of 2007, as compared to the first quarter of 2006, is primarily attributed to the consolidating of the revenue of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”), our subsidiary. In October 2006, we acquired a majority interest in PSTS. PSTS’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

The revenue of PSTS for the first quarter of 2007 is $15.6 million (Print Board Assembly sales of $3.1 million, Packaging sales of $6.8 million, wafer sales and miscellaneous $5.7 million). The revenue of Cintel, excluding PSTS, for the first quarter of 2007 is approximately $1.1 million.

The cost of sales for the first quarter of 2007 and 2006 was $16.3 million and $2.3 million, respectively, an increase of 611.1%, which is primarily attributable to the increase in revenues. Our gross margins for the first quarter of 2007 and 2006 decreased from 4.4% to 1.9%, respectively. PSTS’s cost is relatively high, as a recently formed company, due to fixed assets, depreciation expenses and others, but it expects to expand gross margin through maximizing of revenue in the near future.

Total expenses for the first quarter of 2007 and 2006 totaled approximately $0.53 million and approximately $0.48 million, respectively, resulting in an increase of $0.05 million or 10.3%.

The operating loss for the first quarter of 2007 and 2006 totaled $0.19 million and $0.37 million respectively. Total loss before income taxes for the first quarter of 2007 and 2006 totaled $0.41 million and $0.30 million respectively.

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

On March 31, 2007, the allowance for credit losses was $1,130,408 of $6,959,439 in accounts receivables and on March 31, 2006, the allowance for credit losses was $1,087,980 of $4,428,282 of accounts receivables. The allowance for credit losses in 2007 saw an increase of $42,428 (3.9%) compared to 2006. The increasing of allowances for credit losses as of March 31, 2007 was primarily due to receivables which occurred in 2005. We established a 100% allowance for credit losses for the receivables of more than 2 years and for customers who have an impairment of capital assets, are discontinuing business operations or are suffering from bad cash flow and liquidity issues.

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

CINTEL CORP.

Dated: June 18, 2007	By:	/s/ Sang Don Kim
Sang Don Kim Chief Executive Officer

Dated: June 18, 2007	By:	/s/ Kyo Jin Kang
Kyo Jin Kang Principal Financial Officer and Principal Accounting Officer