Form 10QSB
period 2007-06-30
CINTEL CORP
filed 2007-08-20
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 20, 2007, the issuer had 89,724,896 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007, AND 2006 (RESTATED)

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007, and 2006
(Unaudited)

		Restated
		(Note 15)
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents (Note 3)	$30,006,969	$1,395,406
Investments in trading securities	-	175,051
Accounts receivable - Trade (Less - Allowance for doubtful accounts of $1,349,132; 2006 - $1,114,358)	8,400,723	1,636,762
Inventory (Note 4)	7,260,091	557,326
Prepaid and other current assets	1,484,243	813,401
Current portion - Loans receivable (Note 5)	1,755,004	158,100
Deferred financing costs	4,142,290	-

Total Current Assets	53,049,320	4,736,046

Property, Plant and Equipment, net (Note 8)	30,298,614	509,893

Other Assets:
Loans receivable - Less current portion (Note 5)	153,909	-
Investments (Note 7)	42,072,228	1,920,936
Investments in Available for Sale Securities	-	16,977
Land Rights (Note 9)	344,610	-
Goodwill	11,795,619	-

Total Other Assets	54,366,366	1,937,913

Total Assets	$137,714,300	$7,183,852

LIABILITIES

Current Liabilities:
Accounts payable - Trade	$13,238,486	1,368,723
Deferred revenue (Note 15b)	-	136,412
Tenant deposit	75,740	-
Current portion - Loans payable (Note 10)	16,803,643	43,076

Total Current Liabilities	30,117,869	1,548,211

Long-Term Debt:
Accrued Severance	109,951	83,314
Loans payable, less current portion (Note 10)	3,545,218	39,051
Convertible Debentures (Note 11)	91,024,295	-

Total Long-Term Debt	94,679,464	122,365

Total Liabilities	124,797,333	1,670,576

Non-Controlling Interest	8,783,666	-

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY

Common Stock (Note 12):
Authorized-
300,000,000 Common shares; par value $0.001 per share
Issued-
89,124,896 Common shares (87,179,896 in 2006)	89,124	87,179
Additional Paid-in Capital	14,755,903	14,249,448
Less - Treasury Stock	(5,630)	(5,630)
Accumulated Other Comprehensive (Loss) Income	481,814	(322,346)
Accumulated (Deficit)	(11,187,910)	(8,495,375)

Total Stockholders' Equity	4,133,301	5,513,276

Total Liabilities and Stockholders' Equity	$137,714,300	$7,183,852

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
Three Months and Six Months Ended June 30, 2007, and 2006
(Unaudited)

		Restated		Restated
		(Note 15)		(Note 15)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Finished goods	$30,145,254	$57,660	$46,630,171	$88,049
Merchandise	325	1,332,523	211,771	3,681,954
Services	986,232	21,118	987,210	49,150

Total Revenues	31,131,811	1,411,301	47,829,152	3,819,153

Cost of Revenues:
Finished goods	28,642,582	24,492	44,803,492	61,985
Merchandise	316	1,267,195	207,955	3,531,625
Services	620,310	-	620,310	-

Total Cost of Revenues	29,263,208	1,291,687	45,631,757	3,593,610

Gross Profit	1,868,603	119,614	2,197,395	225,543

Expenses:
General and administrative	1,703,890	546,661	2,119,998	954,355
Research and development	5	250	10,635	18,891
Depreciation and amortization	111,321	57,502	211,718	108,916

Total Expenses	1,815,216	604,413	2,342,351	1,082,162

Income (Loss) from Operations	53,387	(484,799)	(144,956)	(856,619)

Other Income (Expense):
Interest and other income	132,824	33,799	266,173	143,215
Interest (expense) and amortization of deferred financing fees	(792,221)	(40,414)	(1,135,373)	(82,487)
Loss on disposal of equipment	-	-	-	-
Share of (loss) income from equity investment	(433,645)	16,260	(433,645)	16,260

Total Other Income (Expense)	(1,093,042)	9,645	(1,302,845)	76,988

(Loss) Before Income Taxes and Non-Controlling Interest	(1,039,655)	(475,154)	(1,447,801)	(779,631)
Income taxes - Current (Note 6)	(8,313)	(20,625)	(8,313)	(44,057)
Non-Controlling Interest	(341,163)	-	(274,254)	-

Net (Loss)	(1,389,131)	(495,779)	(1,730,368)	(823,688)

Comprehensive Income (Loss):
Foreign currency translation	917,356	148,073	869,698	389,239

Total Comprehensive (Loss) before
Non-Controlling Interest	(471,775)	(347,706)	(860,670)	(434,449)

Foreign Currency Translation
Adjustment - Non-Controlling Interest	221,046	-	217,078	-

Total Comprehensive Income (Loss)	$(250,729)	$(347,706)	$(643,592)	$(434,449)

Basic and Diluted (Loss) per Share (Note 16)	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
During the Periods - Basic and Diluted	88,791,563	57,562,868	88,319,063	49,971,111

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Periods Ended June 30, 2007 and 2006
(Unaudited)

					Cumulative
			Additional		Other		Total
	Number	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	of Shares	Stock	Capital	Stock	Loss	Deficit	Equity
Balance, January 1, 2006	42,379,354	$42,378	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,310)
Adjustment due to restatement (note 18)	-	-	-	-	(110,755)	(267,801)	(378,556)
Adjustment due to restatement (note 18)	-	-	-	-	(2,032)	(134,026)	(136,058)

	42,379,354	42,378	5,351,058	(5,630)	8,952	(7,671,682)	(2,274,924)
Foreign currency translation adjustment	-	-	-	-	241,166	-	241,166
Net loss for the period	-	-	-	-	-	(221,695)	(221,695)
Adjustment due to restatement (note 18a)	-	-	-	-	-	(78,472)	(78,472)
Adjustment due to restatement (note 18b)	-	-	-	-	-	(27,743)	(27,743)

Balance, March 31, 2006	42,379,354	42,378	5,351,058	(5,630)	250,118	(7,999,592)	(2,361,668)

Balance, March 31, 2006	42,379,354	42,378	5,351,058	(5,630)	250,118	(7,999,592)	(2,361,668)
Unrealized loss on investment (note 7)	-	-	-	-	(720,536)	-	(720,536)
Common shares issued for consulting services (note 14)	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debenture into common stock (note 13)	44,300,542	44,301	8,808,890	-	-	-	8,853,191
Foreign currency translation	-	-	-	-	148,072	-	148,072
Net loss for the period	-	-	-	-	-	(365,459)	(365,459)
Adjustment due to restatement (note 18a)	-	-	-	-	-	(166,195)	(166,195)
Adjustment due to restatement (note 18b)	-	-	-	-	-	35,871	35,871

Balance, June 30, 2006	87,179,896	$87,179	$14,249,448	$(5,630)	$(322,346)	$(8,495,375)	$5,513,276

Balance, January 1, 2007	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,343,747)	$4,886,844
Adjustment due to restatement (note 18)	-	-	-	-	-	(113,795)	(113,795)

	87,619,896	87,619	14,319,408	(5,630)	(170,806)	(9,457,542)	4,773,049
Common shares issued for consulting services (note 14)	580,000	580	98,020	-	-	-	98,600
Common shares issued for employee remuneration (note 14)	100,000	100	19,900	-	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	(43,690)	-	(43,690)
Net loss for the period	-	-	-	-	-	(455,032)	(455,032)
Adjustment due to restatement (note 18)	-	-	-	-	-	113,795	113,795

Balance, March 31, 2007	88,299,896	88,299	14,437,328	(5,630)	(214,496)	(9,798,779)	4,506,722

Balance, March 31, 2007	88,299,896	88,299	14,437,328	(5,630)	(214,496)	(9,798,779)	4,506,722
Common shares issued for consulting services (note 14)	825,000	825	318,575	-	-	-	319,400
Foreign currency translation	-	-	-	-	696,310	-	696,310
Net loss for the period	-	-	-	-	-	(1,389,131)	(1,389,131)

Balance, June 30, 2007	89,124,896	89,124	14,755,903	(5,630)	481,814	(11,187,910)	4,133,301

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007, and 2006
(Unaudited)

		Restated
		(Note 15)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net (loss)	$(1,730,368)	$(823,688)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,360,922	108,916
Amortization of financing fees	-	60,000
Common stock issued for consulting services and employee remuneration	438,000	45,000
Share of income from equity investment	-	(16,260)
Net changes in assets and liabilities-
Accounts receivable - Trade	(2,780,030)	(502,992)
Inventory	(1,605,501)	(81,026)
Prepaid and other current assets	(415,619)	(384,841)
Accounts payable - Trade	5,074,131	353,173
Deferred revenue	(113,795)	355
Accrued severance	12,547	9,645
Tenant deposit	75,740	-

Net Cash Provided by (Used in) Operating Activities	1,316,027	(1,231,718)

Cash Flows from Investing Activities:
Acquisition of investments, net	(40,113,019)	-
Investment in trading securities	5,257	(184,367)
Loans receivable	(1,325,004)	(159,375)
Acquisition of plant and equipment	(6,670,730)	(2,428)
Change in non-controlling interest	57,174	-
Proceeds from disposal of securities held for investment	-	36,000
Acquisition of goodwill	(4,055,348)	-

Net Cash (Used in) Investing Activities	(52,101,670)	(310,170)

Cash Flows from Financing Activities:
Proceeds from convertible debenture, net	75,740,000
Deferred financing fees	(4,296,199)
Common shares issued for repayment of convertible debenture	-	8,853,191
Repayment of convertible debentures	-	(8,853,191)
Loans payable	4,359,103	(650,516)

Net Cash (Used in) Financing Activities	75,802,904	(650,516)

Foreign Exchange on Cash and Cash Equivalents	652,620	98,361

Net Increase (Decrease) in Cash and Cash Equivalents	25,669,881	(2,094,043)

Cash and Cash Equivalents - Beginning of Period	4,337,088	3,489,449

Cash and Cash Equivalents - End of Period	$30,006,969	$1,395,406

Supplemental Disclosures of Cash Flow Information:
Interest and Tax Paid-
Interest	$462,910	$22,487
Income taxes	$8,313	$42,403

(The accompanying notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
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

On May 18, 2007, the Company entered into a Share Sale and Purchase Agreement to purchase 100% of the issued and outstanding shares of common stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”). Pursuant to the Purchase Agreement, the Company acquired an aggregate of 220,000 shares of Bluecomm for aggregate consideration of Korean Won 6,027,600,00 (approximately $6,483,053).

Bluecomm is a Korean company engaged in the business of Customer Relationship Management (CRM) solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center (HSC) hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and data base management operations services

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies

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

The consolidated financial statements of the Company included the financial results of Cintel Corp., Cintel Korea, PSTS, and Bluecomm. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

The acquisition of PSTS and Bluecomm has been accounted for by the purchase method, with the net assets of PSTS and Bluecomm brought forward at their fair market value basis.

c)	Unit of Measurement

The United States dollar has been used as the unit of measurement in these financial statements.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
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

For the call centers revenue, the Company recognizes revenue at the end of the month for services rendered when the relating time costs can be reasonably determined.

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (Cont'd)

h)	Investments

Investments in securities are recorded in accordance with Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Investments in available for sale securities that are not held principally for the purpose of selling in the near term are reported at fair market value when it is readily determinable. Investments in trading securities are recorded at fair value. Unrealized holding gains and losses from investments are excluded from earnings and reported as a separate component of stockholders' equity.

Investments subject to significant influence have been recorded using the equity method.

i)	Inventories

Raw material and supplies are stated at the lower of cost or market value, using the first-in, first-out weighted average cost method.

Work-in-progress is stated at the lower of cost or market value, using the first-in, first-out cost method. Market value is determined by deducting applicable selling expenses from the product selling price.

Merchandise inventory is stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition of an asset; its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Buildings - China	20 years	Straight line
Buildings - Korea	30 years	Straight line
Equipment	5 - 10 years	Straight line
Measuring equipment	5 years	Straight line
Furniture and fixtures	5 years	Straight line
Vehicles	5 years	Straight line
Software	5 years	Straight line
Landscaping	5 years	Straight line
Structure	5 years	Straight line

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (Cont'd)

k)	Land Right

Land right is stated at cost. Amortization, based on the estimated useful life of the asset, is provided on a straight line basis over 50 years.

l)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

m)	Currency Translation

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

Fair values of cash equivalents, short-term and long-term investments, and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity, and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (Cont'd)

p)	Earnings or (Loss) per Share

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

r)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

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

For the period ended June 30, 2007, PSTS had three major customers as follows:

% of Total Revenue
STS - Minority shareholder of PSTS	60%
Samsung China	12%
Elastic Networks, Inc.	10%

s)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (Cont'd)

t)	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

3.	Cash and Cash Equivalents

Cash and cash equivalent includes restricted cash in the amount of $81,464 (2006 - nil), which has been pledged as collateral on performance bonds as required by the Chinese Customs Department.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

4.	Inventory

	2007	2006

Raw materials	$5,537,672	$158,054
Work-in-progress	490,096	-
Supplies	996,257	-
Merchandise	236,066	399,272

	$7,260,091	$$557,326
5.	Loans Receivable

Loans receivable to unrelated Korean companies include the following;

	2007	2006
Loan receivable #1	$-	$52,700
Loan receivable #2	-	105,400
Loan receivable #3	153,909	-
Loan receivable #4	1,731,200	-
Other miscellaneous short term loans receivable	23,804	-

	1.908.913	158,100
Less: current portion	(1.755.004)	(158,100)

	$153,909	$-

Loan receivable #1 and #2 from a private Korean company and its chief executive officer were repaid during 2006.

Loan receivable #3 to a private Chinese company is unsecured, bears interest at 7% payable quarterly, interest only, and matures on January 3, 2009. The loan is guaranteed by the shareholders of the debtor.

Loan receivable #4 to a private Chinese company is unsecured, bears interest at 5% per annum. Principal and interest are repayable upon maturity on July 11, 2007. The loan was repaid on July 11, 2007 subsequent to the period end.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

6.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes.” This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2007 and 2006 are 16.5 percent of the first 100 million Korean Won ($105,700) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,780,000 and $2,260,000 of taxable losses in its Korea and US operations, respectively, which can be used to offset future taxable income. The utilization of the Korean losses expires in years 2008 to 2011 and the US losses in years 2019 to 2021.

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

For the first two profitable taxation years, taxable income of the Company's Chinese subsidiary, PSTS, is exempt from income taxes. Taxable income in the third to fifth profitable taxation years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The taxable income is determined by off-setting the income for tax purposes of the period with tax losses carried forward from prior years. Tax losses can be carried forward for five years. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses as it is not more likely than not that they will be realized. The Company has accumulated approximately $1,828,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in 2008 ($509,187), 2009 ($939,866), 2010 ($2,839,746), 2011 ($912,909) and 2012 ($1,156,100).

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

6.	Income Taxes (Cont’d)

The Company has deferred income tax assets as follows:
	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$271,955	$258,646
Other timing differences	257,620	(53,810)
Net operating loss carryforwards	3,128,857	1,999,849
	3,658,432	2,204,685
Valuation Allowance	(3,658,432)	(2,204,685)
	$-	$-

7.	Investments

	2007	2006
Investment in Cintel Systems Corp.	$507,458	$-
Equity Investment in Global Assets	1,530,770	-
Convertible Debenture A - STS, 24.5% owners of PSTS	10,820,000	-
Convertible Debenture B-STS, 24.5% owners of PSTS	29,214,000	-
Guarantee deposits	-	-
Korea Metal Industry Co-Operative	-	-
	$42,072,228	$-

Investment in Cintel Systems Corp. represents 23,280 shares, 16% ownership in a private Korean company, Cintel Systems Corp. The investment has been accounted for by the cost method.

Investment in Global Assets Inc. represents 500,000 common shares, 20% ownership in a private Korean company, Global Assets Inc. The investment has been accounted for by the equity method. Carrying cost of the investment has been written off to the net equity balance of the investee.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

7.	Investments (Cont’d)

Summarized financial information of Global Assets Inc. based on the March 31, 2007, audited statements are as follows:
	100%	20%
Total Assets	$7,772,968	$1,554,594
Total Liabilities	119,113	23,823
Total Equities	7,653,855	1,530,771
Gross Revenue	1,874,709	374,942
Net Loss	2,167,242	433,448

The Convertible Debenture A, maturing on April 20, 2012, is non-interest bearing until the date of conversion. However, if conversion right is not exercised during the conversion period (i.e., the period from one year after the Issue Date until one month prior to the Maturity Date), then regardless of the coupon rate, the Company shall guarantee a compounded interest rate of 8.0% per annum in total on the Bond. At any time between one year after the Issue Date and one month prior to the Maturity Date, the Bond may, at the option of the Holder, be converted into common shares in the Company at a conversion price of $8.60 (8,010 won). The conversion price will be adjusted based on the fair market value of the debtor's share. The adjustment shall be limited to a maximum of 30% of the conversion price. The debenture has been pledged as security for Convertible debenture #2 as per note 11.

The Convertible Debenture B, maturing on April 20, 2009, is non-interest bearing until the date of conversion. However, if conversion right is not exercised during the conversion period (i.e., the period from one year after the Issue Date until one month prior to the Maturity Date), then regardless of the coupon rate, the Company shall guarantee a compounded interest rate of 4.0% per annum in total on the Bond. At any time between one year after the Issue Date and one month prior to the Maturity Date, the Bond may, at the option of the Holder, be converted into common shares in the Company at a conversion price of $8.60 (8,010 won). The conversion price will be adjusted base on the fair market value of the debtor's share. The adjustment shall be limited to a maximum of 30% of the conversion price. The debenture has been pledged as security for Convertible debenture #2 as per note 11.

Upon conversion of these Convertible Debentures, Cintel will own 23% of STS and will be the major shareholder of STS.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

8.	Property, Plant and Equipment, Net

Equipment is comprised as follows:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land	1,191,360	-	-	-
Buildings - China	11,407,333	1,185,572	-	-
Buildings - Korea	2,690,475	77,115	-	-
Furniture and fixtures	1,092,173	360,449	71,416	36,941
Equipment	19,394,917	5,492,893	906,424	680,337
Measuring equipment	1,853,213	515,711	-	-
Vehicles	211,928	65,384	17,700	1,770
Software	783,992	668,151	732,205	498,804
Landscaping	62,351	23,853	-	-

	$38,687,742	$8,389,128	$1,727,745	$1,217,852

Net carrying amount		$30,298,614		$509,893

9.	Land Right

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

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method.

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

	$369,224	$24,614	$-	$-

Net carrying amount		$344,610		$-

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

10.	Loans Payable

			2007	2006
	Current	Long-term	Total	Total

Bank loan	$-	$-	$-	$-
Promissory note	39,000	-	39,000	39,000
Note payable	-	-	-	-
Government loans	10,669	21,340	32,009	38,019
Company #4	-	-	-	-
Discount of interest-free government loans	-	(2,816)	(2,816)	(8,619)
Vehicle Loan	-	-	-	13,727
Note payable	-	-	-	-
Industrial and Commercial Bank of China (Loan #1)	2,001,616	-	2,001,616	-
Industrial and Commercial Bank of China (Loan #3)	3,001,767	-	3,001,767	-
China Misheng Banking Corp. Ltd.	1,501,016	-	1,501,016	-
China Construction Bank (Loan #1)	1,818,576	2,275,848	4,094,424	-
China Construction Bank (Loan #2)	1,000,677	1,250,846	2,251,523	-
Notes payable	4,898,862	-	4,898,862	-
Hana Bank	2,531,460	-	2,531,460	-

	$16,803,643	$3,545,218	$20,348,861	$82,127

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

10.	Loans Payable (Cont’d)

Promissory Note
The promissory note is non-interest bearing, unsecured, and due on demand.

Government Loan
The loan is non-interest bearing, unsecured, repayable in annual payments of $10,669; and, matures in October 2009.

Industrial and Commercial Bank of China Loan #1

The loan is unsecured, payable monthly; interest only at LIBOR plus 0.85% per annum; and is maturing December 21, 2007.

Industrial and Commercial Bank of China Loan #2

The loan is unsecured, payable monthly; interest only at LIBOR plus 0.85% per annum; and, matures April 29, 2008.

China Minsheng Banking Corp. Ltd.

The loan is unsecured, payable monthly interest only at 6.36% per annum, and is maturing September 27, 2007.

Notes Payable

Notes payable are unsecured, bear interest at 8% per annum, payable semi-annually, and maturing on May 17 , 2008.

Hana Bank

The loans, bear interest at 6.93% to 7.81% per annum, are secured by the building located in Korea as per note 8 with a net book value $2,613,360. The loans are repayable monthly interest only and will mature on March 30, 2008.

China Construction Bank loans

China Construction Bank Loan # 1 bears interests at China Construction Bank's prime rate, matures in July 2009, and is repayable in quarterly installments of $454,644, commencing October 29, 2006.

China Construction Bank Loan # 2 bears interests at LIBOR plus 1.18% per annum, matures in July 2009, and is repayable in quarterly installments of $250,000, commencing October 29, 2006.

The loans are guaranteed by property, plant and equipment of PSTS with a net book value of $25,068,408 as described in Note 10.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

10.	Loans Payable (Cont’d)

Future principal repayments of the loans payable is comprised as follows:

2006	$-
2007	-
2008	16,803,643
2009	2,829,921
2010	715,297

20,348,861

11.	Convertible Debentures

	2007	2006

Face value	$-	$-

Convertible Debenture #1	15,284,295	-
Convertible Debenture #2	64,920,000	-
Convertible Debenture #3	10,820,000	-

	$91,024,295	-

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

Convertible Debenture #1

The convertible debentures are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 to September 30, 2011. The adjustment discount will be 100% X ($0.50 - Previous 3 months average share price)/$0.50, to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of June 30, 2007, no bonds have been converted.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

11.	Convertible Debentures (Cont’d)

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

Convertible Debenture #2

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

Per the debenture agreement, the Company will undertake to apply for listing of its common stock on any of the NASDAQ, London Stock Exchange, Hong Kong Stock Exchange and Singapore Exchange Securities Trading Limited and use its best efforts to obtain such listing by October 31, 2009. In the event that the Company does not secure such listing by October 31, 2009 for any reason not solely attributable to Woori, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value and shall also be entitled to receive from the Company the payment of interest on the outstanding principal balance of the Debenture calculated at the compounded rate of ten per cent per annum. In the case of the Company completing the listing process prior to the end of October of 2009, Woori shall be entitled, on or after the fourth anniversary of the issuance of the Debenture, to exercise its put option to redeem the Debenture at the face value thereof and shall also be entitled to receive from the Company the payment of interest on the outstanding principal amount of the Debenture calculated at the compounded rate of eight percent per annum. In case of the occurrence of any event of default by the Company, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value thereof if such event of default is not cured within sixty days of notice, in which case Woori shall also be entitled to receive from the Company the payment of default interest on the outstanding principal balance of the Debenture calculated at the compounded rate of nineteen percent per annum.

The Company has agreed to pledge as security all convertible bonds to be issued by any entity and subscribed by the Company using the proceeds from the Debenture in favor of the Company and all the shares of any such entity to be acquired by the Company. As of June 30, 2007, proceeds from the bond have been invested in $40,034,000 convertible debentures issued by STS as per note 8.

Convertible debenture #3

The debenture will mature on April 12, 2012 and are convertible into shares of common stock of the Company, at the option of the holder at a rate of $0.70 per share. The coupon rate of the bond shall be at the compounded interest rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, the Company shall guarantee a compounded interest rate of 8% per annum.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

11.	Convertible Debentures (Cont’d)

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

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

12.	Capital Stock

Authorized
300,000,000 common shares, par value $0.001 per share

	2007	2006
Issued
89,214,896 common shares (2006 - 87,179,896)	$89,214	$87,179

	89,214	87,179

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

12.	Capital Stock (Cont’d)

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

12.	Capital Stock (Cont’d)

In June 2007, 825,000 common shares were issued for consulting services at the value of $319,400.

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

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

12.	Capital Stock (Cont'd)

The following table summarizes the stock option activity during 2007 and 2006:

	2007	2006
Outstanding, beginning of period	106,000	106,000
Exercised	-	-
Cancelled	-	-
Expired	(106,000)	-
Outstanding, end of period	-	106,000
Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of common stock options, beginning of period	$-	$0.62
Weighted average exercise price of common stock options granted in the period	$-	$-
Weighted average exercise price of common stock options, end of period	$-	$0.67
Weighted average remaining contractual life of common stock options	-	1 year

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)
13.	Related Party Transactions

During the year, the Company's Chinese subsidiary PSTS entered into the following transactions with STS and BKLCD Corporation (“BKLCD”, formerly We-Tech Corporation). STS and BKLCD are each 24.5% owners of PSTS respectively:

2007
Accounts receivable - STS	$2,025,395
Accounts receivable - BKLCD	$203,050
Accounts payable - STS	$4,687,322
Accounts payable - BKLCD	$636,142
Sales - STS	$17,415,354
Sales - BKLCD	$2,288,143
Purchase - STS	$13,819,547
Purchase - BKLCD	$2,316,130

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

14.	Commitments and Contingencies

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

b)
The Company is committed to premise lease obligations which expire in December 2007 and February 2008. Future minimum annual payments (exclusive of taxes and insurance) under the leases are as follows:

2007	$35,622
2008	1,950
$37,572

c)	The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in Note 11.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

14.	Commitments and Contingencies (Cont’d)

d)	The Company's Chinese subsidiary, PSTS, is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in Note 9.

e)	The Company's Chinese subsidiary, PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000

f)
The Company's Korean subsidiary Bluecomm is committed to vehicle lease obligations which expires in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

2007	32,453
2008	64,907
2009	64,907
2010	32,453
194,720
15.	Restatement of the 2006 Comparative Consolidated Financial Statements

a)	Restatement dated November 13, 2006

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

15.	Restatement of the 2006 Comparative Consolidated Financial Statements (Cont’d)

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes of Cintel Corp. (referred to herein as the "Company," "we," "us," and "our") included herewith and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

Founded in 1997, CinTel Corp introduced Korea's first dynamic server load balancer. CinTel's award winning ITM solutions are marketed to customers around the world, enabling them to improve delivery of internet traffic, manage service level standards, reduce server loads bandwidth demands and meet enterprise security mandates.

While CinTel continues to expand and develop its Internet Traffic Management (ITM) businesses, it has also begun to explore key growth business areas such as semiconductor and related manufacturing sectors. To ensure new growth in these areas, CinTel has formulated its growth strategy based on acquisitions.

CinTel entered the semiconductor industry with the acquisition of Phoenix Semiconductor Telecommunication (Suzhou), Ltd. (PSTS), a semiconductor manufacturer with established relationships with Samsung Electronics. PSTS was a spin-off company of Samsung Electronics and now is a dedicated provider of contracted products for Samsung and other vendors. As a result of this initial acquisition in the area of semiconductors, CinTel has shifted its core business from the ITM solutions into the production and packaging of technology components.

CinTel is also breaking into new markets with their database services with the acquisition of Bluecomm of Korea. With customers like Pizza Hut Korea, CinTel has stepped into the Customer Relationship Management sector. Bluecomm is a Korean company engaged in the business of CRM solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and DBM operation services.

CinTel has selected the semiconductor and database services as primary target markets and plans to expand our interest in the semiconductor business in 2007 to help boost sales and secure growth within CinTel. CinTel’s acquisition of several semiconductor manufacturing and packaging plants continues to bring CinTel into the mainstream of the industry and will fuel the increased sales in the coming years. CinTel will continue to strive towards a marked place in the semiconductor and flash memory packaging fields with multiple acquisitions of firms related to that business sector. These purchases have been coordinated with our key investors and market partners to help expand CinTel’s marketable service offerings and product lines.

Management anticipates that it will use the balance of fiscal year 2007 to expand its products and markets. CinTel is also taking steps to establish several business partnerships in the United States. Additionally, CinTel plans to study other markets for entry where management believes CinTel will be able to leverage its distribution channels and product strengths.

 RESULTS OF OPERATIONS

Six months period ended June 30, 2007 compared to the six months ended June 30, 2006.

	6/30/2007	6/30/2006
		(Unit: USD)
Revenue	47,829,152	3,819,153

Cost of sales	45,631,757	3,593,610

Gross Profit	2,197,395	225,543

Expenses	2,342,351	1,082,162

Operating (Loss)	(144,956)	(856,619)

Loss Before Income Taxes	(1,447,801)	(779,631)

The first six months of 2007 and 2006 revenues totaled approximately $47.83 million and approximately $3.82 million, respectively, which reflects an increase of approximately of $44.01 million. The main reason for the increase in revenue for the first six months of 2007, as compared to the six months of 2006, was primarily attributed to the consolidating of the revenue of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”), our subsidiary. In October 2006 and the consolidating of the revenue of Blucomm Korea Co., Ltd. (“Bluecomm”), our subsidiary. In May 2007.

The revenue of PSTS for the six months of 2007 is $45.71million (Print Board Assembly sales of $12.41 million, Packaging sales of $14.76 million, wafer sales and miscellaneous $18.54 million). PSTS’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

The revenue of Bluecomm for the six months of 2007 is $2.85 million, and the revenue reflected in the consolidated financial statement after the acquisition of Bluecomm is $0.98 million. Bluecomm is a Korean company engaged in the business of CRM solution and consulting, call center operation and database marketing. The revenue of Cintel Korea for the six months of 2007 is $1.13 million.

The increase in cost of sales and gross margins for the first six months of 2007 compared to the same period in 2006 was primarily attributable to the increase in revenues. PSTS’s cost is relatively high, as a recently formed company, due to fixed assets, depreciation expenses and others, but it expects to expand gross margin through maximizing of revenue in the near future.

 Total expenses for the first six months of 2007 and 2006 totaled approximately $2.43 million and approximately $1.08 million, respectively, resulting in an increase of 125.0%. The main reason for the increase in the total expenses was primarily attributed to the reflecting of the expenses of PSTS and Bluecomm in the consolidated financial statement. In addition, there was an increase in consulting fee for the issuance of convertible bonds and the selection of a target company for M&A.

The operating loss for the first six months of 2007 and 2006 totaled $0.15 million and $0.86 million respectively. Total loss before income taxes the first six months of 2007 and 2006 totaled $1.45 million and $0.78 million respectively. The main reason for the decrease in the operating loss was primarily attributed to the increase in gross profit on sales through the acquisition of PSTS. The main reason for the increase in the loss was primarily attributed to the increase in interest expenses due to financing.

Three months period ended June 30, 2007 compared to the three months ended June 30, 2006

	6/30/2007	6/30/2006
		(Unit: USD)
Revenue	31,131,811	1,411,301

Cost of sales	29,263,208	1,291,687

Gross Profit	1,868,603	119,614

Expenses	1,815,216	604,413

Operating Income (Loss)	53,387	(484,799)

Loss Before Income Taxes	(1,039,655)	(475,154)

For the three months period ended June 30, 2007 and 2006 revenues totaled approximately $31.13 million and approximately $1.41 million, respectively, which reflects an increase of approximately of $29.72 million. The main reason for the increase in revenue was primarily attributed to the acquisition of PSTS and Bluecomm.

The revenue of PSTS for the three months period ended June 30, 2007 is $30.12 million (Print Board Assembly sales of $9.32 million, Packaging sales of $7.94 million, wafer sales and miscellaneous $ 12.86 million).

The revenue of Cintel and Bluecomm, excluding PSTS for the three months period ended June 30, 2007 is $1.01 million.

The increase in cost of sales for the three months period ended June 30 of 2007 compared to the same period in 2006 was primarily attributable to the acquisition of PSTS and Bluecomm. We expect that gross profit on sales will increase in the near future.

Total expenses for the three months period ended June 30, 2007 and 2006 totaled approximately $1.82 million and approximately $0.60 million, respectively, resulting in an increase of 203.3%. The main reason for the increase in the total expenses was primarily attributed to the reflecting of the expenses of PSTS and Bluecomm in the consolidated financial statement. In addition, the increase in the total expenses was primarily due to the increase in legal and financial consulting fee for the acquisition of semiconductor related companies to grow as a semiconductor group.

The operating profit for the three months period ended June 30, 2007 and 2006 totaled $0.05 million and $(0.48) million, respectively. Total loss before income taxes for the three months period ended June 30, 2007 and 2006 totaled $1.04 million and $0.47 million respectively. The main reason for the increase in the total loss before income taxes, despite the increase in the operating profit, was primarily attributable to the increase in the interest expenses due to financing.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 our cash balance was $30,006,969 compared to $1,395,406 at June 30, 2006. Total current assets at June 30, 2007 were $53,049,320 compared to $4,736,046 at June 30, 2006. We currently plan to use the cash balance and cash generated from operations for our growth through the acquisitions of semiconductor manufacturing company.

For the six months ended June 30, 2007, net cash provided by operating activities was $1,316,027 as compared to $(1,231,718) for the six months ended June 30, 2006.   The increase in cash used in operating activities can be attributed to the increase in sales due to the acquisition of PSTS, the decrease in the accounts receivable and inventories, and the increase in accounts payable.

For the six months ended June 30, 2007, net cash used in investing activities was $(52,101,670), compared to net cash used in investing activities of $(310,170) for the six months ended June 30, 2006. The main reason for the decrease in cash used in investing activities was primarily attributed to the purchasing of the convertible bond of Kosdaq listed semiconductor manufacturer in Korea, STS Semiconductor & Telecommunications Co., Ltd. and the acquisition of Bluecomm specializing in CRM.

For the six months ended June 30, 2007, net cash provided by Financing Activities was $75,802,904 compared to $(650,516) for the six months ended June 30, 2006. The main reason for the increase in cash used in operating activities was primarily attributed to the issuing of convertible bond to Woori PEF in the amount of $65 million and BoKwang Group in the amount of $11 million for financing. We are planning to grow as a semiconductor group by investing the funds into the acquisition of semiconductor manufacturing companies.

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

On June 30, 2007, the allowance for credit losses was $1,349,132 of $9,745,855 in accounts receivables and on June 30, 2006, the allowance for credit losses was $1,114,358 of $2,751,120 of accounts receivables. The allowance for credit losses in 2007 saw an increase of $234,774 (21.1%) compared to 2006

The accounts receivables older than 2 years were incurred because of national economic issues in the Korean market with changing many management situations, with bankrupt companies and bad cash flow of many companies in Korea beginning in 2000. Our credit losses ratio is moderately high but we expect a decrease of credit losses ratio in future as most Korean companies have restructured to establish more stable organizations.

BUSINESS TRENDS

According to Gartner, world’s leading information technology researcher, the semiconductor market is poised to record another year of modest growth. In the short term, although inventory levels are improving, the outlook for growth in end-market semiconductor demand is weakening, especially in the key PC and cellular phone markets. Semiconductor supply-side market conditions remain controlled, with vendors lacking the business confidence to invest aggressively, confirmed by the slowdown in capital spending expected in 2007. The exception is in the commodity memory space, where volatility remains a feature of the dynamic random-access memory (DRAM) and NAND flash memory markets. According to iSuppli, an expert research company in the electronics industry, with improved demand expected for the second-half of the year coupled to a tight supply situation, NAND flash revenue growth is forecasted to the 10 to 15 percent range, up from the previous prediction of flat growth. One of CinTel’s subsidiaries, PSTS, has strong contracts with industry leaders that will ensure to meet the expected market demand. One of the PSTS’s current focal products is NAND flash memory.

The changes in markets and consumer lifestyle are having a powerful impact on customer behavior. The overarching result is that consumer are putting greater demands on firms in terms of high value products and services provided at the right place at the right time. As the changes drive the marketplace to become relationship-based, the only way to maintain market share is to realign the companies’ business strategy and become customer centric. Thus, customer relationship management has become strategically important in positioning a company in today’s market. CRM solution, Data Base Management, and telemarketing are all fast-growing businesses in the Korea market. Bluecomm has special expertise in DBM, HSC hosting, and telemarketing business.

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

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

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

10.6
Convertible Bonds Subscription Agreement between the Company and Woori Private equity. dated March 15, 2007 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 21, 2007)

Convertible Bonds Subscription Agreement between the Company and Korea Culture Promotion Inc. and Phoenix M&M Corporation. dated April 12, 2007 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2007)

Convertible Bonds Purchase Agreement by and between Cintel Corp. and STS Semiconductor & Telecommunications Co., Ltd. Dated April 19, 2007
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

Stock Purchase Agreement by and among Cintel Corp. and Ispromotion Co., Ltd., Soo Hyun You, Seol Hee Park, Nam Won Cho, De Jong An, Hyun Ik Shin, Sung Hyun Yoon, Soon Young Moon, Joon Sang Yoo, Gangnam TM Center Co., Ltd. Dated May 18,2007
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

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

Date:   August 20, 2007

CINTEL CORP.

By:	/s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer

By:	/s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Principal Financial Officer Principal Accounting Officer