Form 10KSB/A
period 2005-12-31
CINTEL CORP
filed 2007-09-06
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 4
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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2006 and amended on December 1, 2006, February 9, 2007 and June 19, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-KSB/A is being amended to amend the financial statements to provide more disclosure on the revenue recognition policy for sales under certain credit terms and the effects of the Company’s restatement of its financial statements on June 7, 2007, because of this policy on each financial statement balance.

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

• IP Address Management

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Comp- en- sation ($)
Sang Don Kim, President	2005	$72,000	0	0	0	0	0	0
Chief Executive Officer	2004	$50,000	0	0	0	0	0	0
and Director	2003	$50,000	0	0	0	0	0	0

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

CINTEL CORP.

Date: September 6, 2007	By:
Sang Don Kim
President, Chief Executive Officer and Director

Date: September 6, 2007	By:	Kyo Jin Kang
Kyo Jin Kang
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Sang Don Kim	President, Chief Executive	September 6, 2007
Sang Don Kim	Officer and Director

/s/ Kyo Jin Kang	Chief Financial Officer and	September 6, 2007
Kyo Jin Kang	Principal Accounting Officer

/s/ Sang Yong Oh	Director	September 6, 2007
Sang Yong Oh

/s/ Kwang Hee Lee	Director	September 6, 2007
Kwang Hee Lee

CINTEL CORP. AND SUBSIDIARY

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

We also audited the adjustments described in note 14 and 15 that were applied to restate the 2005 and 2004 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

"SF Partnership, LLP"
Toronto, Canada	CHARTERED ACCOUNTANTS
March 27, 2006 except as to note 14 (a) which is as of November 13, 2006; note 15 which is as of February 2, 2007 and note 14(b) which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004

	Restated	Restated
	(Note 14)	(Note 15)
	2005	2004
ASSETS
Current
Cash and cash equivalents (note 3)	$3,489,449	$281,387
Accounts receivable (net of allowance for doubtful accounts
of $1,048,068; 2004 - $970,421)	1,023,460	595,291
Inventories (note 4)	448,575	296,858
Prepaid and other assets	364,113	165,521

Total Current Assets	5,325,597	1,339,057
Equipment (note 5)	580,559	567,494
Investments in Available for Sale Securities (note 6)	2,528,078	49,013

Total Assets	$8,434,234	$1,955,564

LIABILITIES
Current
Accounts payable	$959,905	$827,238
Shareholder loan	-	33,153
Deferred revenue (note 14b)	136,057	-
Loans payable - current (note 7)	651,994	1,705,027
Convertible debentures (note 8)	-	340,000

Total Current Liabilities	1,747,956	2,905,418
Accrued Severance	69,356	122,777
Loans Payable (note 7)	38,654	30,488
Convertible Debentures (note 8)	8,853,191	-

Total Liabilities	10,709,157	3,058,683

Contingent Liabilities and Commitments (note 12)

STOCKHOLDERS' DEFICIT
Capital Stock (note 9)
Authorized 300,000,000 common shares, par value $0.001 per share
Issued 42,379,354 common shares (23,409,800 in 2004)	42,378	23,409
Additional Paid-in Capital	5,351,058	4,573,535
Treasury Stock	(5,630)	-
Cumulative Other Comprehensive Income (Loss)	8,953	(67,340)
Accumulated Deficit	(7,671,682)	(5,632,723)

Total Stockholders' Deficit	(2,274,923)	(1,103,119)

Total Liabilities and Stockholders' Deficit	$8,434,234	$1,955,564

APPROVED ON BEHALF OF THE BOARD

Director	Director

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2005 and 2004

	Restated	Restated
	(Note 14)	(Note 15)
	2005	2004

Revenue
Merchandise (note 14)	$1,208,594	$854,926
Finished goods (note 14)	329,333	625,202
Services	67,207	45,375

Total Revenue	1,605,134	1,525,503

Cost of Sales
Merchandise (note 14)	1,085,234	832,336
Finished goods (note 14)	319,918	497,003

Total Cost of Sales	1,405,152	1,329,339

Gross Profit	199,982	196,164

Expenses
Office and general	442,322	665,064
Salaries and employee benefits	374,866	454,766
Professional fees	329,889	270,556
Travel	206,878	70,244
Depreciation	198,375	154,392
Taxes and dues	44,879	13,034
Research and development	99,320	448,248

Total Expenses	1,696,529	2,076,304

Loss from Operations	(1,496,547)	(1,880,140)

Other Income (Expense)
Interest and other income	18,133	21,790
Foreign exchange	(3,978)	(1,122)
Interest expense	(309,279)	(215,615)
Amortization of deferred financing fees	(150,000)	-
Employee benefit on repurchase of common stock	(97,288)	-

Total Other Income (Expense)	(542,412)	(194,947)

Loss Before Income Taxes	(2,038,959)	(2,075,087)
Deferred income taxes	-	539,760

Net Loss	(2,038,959)	(2,614,847)
Foreign Currency Translation Adjustment	76,293	(28,713)

Total Comprehensive Loss	$(1,962,666)	$(2,643,560)

Basic Loss per Share	$(0.05)	$(0.13)

Diluted Loss per Share	$(0.05)	$(0.13)

Weighted Average Number of Shares (note 9)	37,029,588	20,882,600

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2005 and 2004

			Additional		Cumulative Other		Total
	Number of	Capital	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Stock	Capital	Stock	Income (Loss)	Deficit	Deficit

Balance, January 1, 2004	20,314,300	$20,314	$4,427,330	$-	(38,627)	$(3,017,876)	$1,391,141
Common shares issued for consulting services	920,000	920	88,380	-	-	-	89,300
Conversion of convertible debentures into common stock	2,175,500	2,175	57,825	-	-	-	60,000
Foreign exchange on translation -restated (note 15)	-	-	-	-	(28,713)	-	(28,713)
Net loss - restated (note 15)	-	-	-	-	-	(2,614,847)	(2,614,847)
Balance, December 31, 2004 - restated (note 15)	23,409,800	$23,409	$4,573,535	$-	(67,340)	$(5,632,723)	$(1,103,119)

Balance, January 1, 2005	23,409,800	$23,409	$4,573,535	$-	23,826	$(4,789,132)	$(168,363)
Adjustment due to restatement (note 15)	-	-	-	-	(91,166)	(843,591)	(934,757)
	23,409,800	23,409	4,573,535	-	(67,340)	(5,632,723)	(1,103,120)

Common shares issued for consulting services - quarter ended March 31, 2005	640,000	640	63,860	-	-	-	64,500
Common shares issued for consulting services - quarter ended June 30, 2005	1,350,000	1,350	51,151	-	-	-	52,501
Common shares issued for consulting services - quarter ended September 30, 2005	500,000	500	14,500	-	-	-	15,000
Common shares issued for consulting services - quarter ended December 31, 2005	400,000	400	35,600	-	-	-	36,000
Conversion of convertible debenture into common stock	4,092,234	4,092	244,400	-	-	-	248,492
Repurchase of employee's stocks	-	-	-	(5,630)	-	-	(5,630)
Conversion of convertible debenture into common stock (note 8)	11,987,320	11,988	368,012	-	-	-	380,000
Foreign exchange on translation	-	-	-	-	76,293	-	76,293
Net loss	-	-	-	-	-	(1,637,132)	(1,637,132)
Adjustment due to restatement (note 14a)	-	-	-	-	-	(267,801)	(267,801)
Adjustment due to restatement (note 14b)	-	-	-	-	-	(134,026)	(134,026)
Balance, December 31, 2005 - restated (note 14)	42,379,354	$42,378	$5,351,058	$(5,630)	8,953	$(7,671,682)	$(2,274,923)

(The accompanied notes are an integral part of these consolidated financial statements.)

CINTEL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	Restated	Restated
	(Note 14)	(Note 15)
	2005	2004
Cash Flows from Operating Activities
Net loss	$(2,038,959)	$(2,614,847)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	233,612	257,298
Amortization of deferred financing fees	190,868	7,078
Common shares issued for consulting services	168,001	88,380
Changes in non-cash working capital:
Accounts receivable	(356,361)	1,937,334
Inventories	(144,594)	(112,468)
Prepaid and other assets	(194,648)	1,445
Deferred taxes	-	539,889
Accounts payable	130,350	(855,711)
Deferred revenue	136,057	-
Accrued severance	(54,632)	(12,520)

Net Cash (Used in) Operating Activities	(1,930,306)	(764,122)

Cash Flows from Investing Activities
Acquisition of investments in available for sale securities	(2,441,250)	-
Acquisition of equipment	(221,450)	(18,988)

Net Cash (Used in) Investing Activities	(2,662,700)	(18,988)

Cash Flows from Financing Activities
Repurchase of employees' stocks	(5,630)	-
Loans payable	(1,057,032)	144,250
Proceeds from convertible debentures	9,053,191	300,988
Repayment of convertible debentures	(160,000)	-
Shareholder loan	(33,201)	29,920

Net Cash Provided by Financing Activities	7,797,328	475,158

Foreign Exchange on Cash and Cash Equivalents	3,740	54,772

Net Increase (Decrease) in Cash and Cash Equivalents	3,208,062	(253,180)
Cash and Cash Equivalents - Beginning of Year	281,387	534,567

Cash and Cash Equivalents - End of Year	$3,489,449	$281,387

Supplemental Information
During the year, the Company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$268,411	$252,444

Income taxes paid	$-	$-

Conversion of convertible debenture to common stock	$628,492	$60,000

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

For sales contracts of finished goods and merchandise under the credit term "condition of clearing from original buyer" , when distributors who used the Company's products in network installation projects are allowed to pay when their final end-users pay them, the Company recognizes revenue upon receipts of full payment of the contracts. Payments received prior to full payment have been recorded as deferred revenue

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

The Company has deferred income tax assets as follows:

	Restated	Restated
	2005	2004
Deferred Income Tax Assets
Research and development expenses amortized over 5 years for tax purposes	$249,157	246,836
Other timing differences	(51,836)	155,267
Net operating loss carryforwards	1,681,864	532,654

	1,879,185	934,757
Valuation Allowance (notes 14 and 15)	(1,879,185)	(934,757)

	$-	-

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

11.	Major Customers

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

The effects of this restatement for December 31, 2005 are as follows:

	After	Before
	June 7, 2007	June 7, 2007
	Restatement	Restatement
Deferred revenue	$136,057	$-
Current liabilities	1,747,956	1,611,898
Total liabilities	10,709,157	10,573,099
Cumulative other comprehensive income	8,953	10,984
Accumulated deficit	(7,671,682)	(7,537,655)
Total equity	(2,274,923)	(2,138,865)
Revenue-Merchandise	1,208,594	1,594,311
Revenue-Finished goods	329,333	546,942
Total revenue	1,605,134	2,208,460
Cost of sales-Merchandise	1,085,234	1,459,216
Cost of sales-Finished goods	319,918	415,235
Total cost of sales	1,405,152	1,874,451
Gross profit	199,982	334,009
Loss from operations	(1,496,547)	(1,362,520)
Loss before income taxes	(2,038,959)	(1,904,932)
Net loss	(2,038,959)	(1,904,932)
Foreign currency translation	76,293	78,323
Total comprehensive loss	(1,962,666)	(1,826,609)
Basic loss per share	(0.05)	(0.05)
Diluted loss per share	(0.05)	(0.05)

CINTEL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

15.	Restatement of Comparative Figures

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