Form 10QSB
period 2007-09-30
CINTEL CORP
filed 2007-11-14
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2007, the issuer had 90,324,896 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

sadfsadf

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis or Plan of Operation	31
Item 3. Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits	35
38
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and the Subsidiaries

We have reviewed the accompanying consolidated interim balance sheets of Cintel Corp. and Subsidiaries (the "Company") as of September 30, 2007 and the related consolidated interim statements of operations and comprehensive loss, stockholders' equity, and cash flows for the nine month ended September 30, 2007. These consolidated interim financial statements are the responsibility of the Company's management.

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

The financial statements as of September 30, 2006, were reviewed by other accountants, whose report dated November 13, 2006, that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Los Angeles, California

November 9, 2007

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

Toronto, Canada

November 13, 2006 except as to note 19
which is as of February 2, 2007 and June 7, 2007

CINTEL CORP. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
September 30, 2007 and 2006
(Unaudited)

ASSETS
		Restated (Note 19)
	2007	2006
Current assets:
Cash and cash equivalents	$27,482,820	$1,333,510
Accounts receivable, net (Note 2)	17,062,274	616,894
Inventories (Note 3)	16,950,991	581,384
Advance payments to vendors	12,979,388	-
Prepaid and other current assets	11,727,729	889,813
Deferred financing costs	3,804,499	-
Loans receivable - current (Note 4)	11,040,435	-

Total current assets	101,048,136	3,421,601

Property, Plant and equipment, net (Note 6)	62,258,128	449,066

Other assets:
Loans receivable, net of current portion (Note 4)	156,323	-
Investments in non-marketable securities (Note 5)	31,792,338	1,943,429
Intangible assets (Note 8)	16,890,805	-
Land rights (Note 7)	338,829	-

Total other assets	49,178,295	1,943,429

Total assets	$212,484,559	$5,814,096

The accompanying notes are an integral part of these consolidated financial statements

CINTEL CORP. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
September 30, 2007 and 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
		Restated (Note 19)
	2007	2006
Current liabilities:
Accounts payable	$31,740,507	$447,093
Accrued expenses	1,542,600	-
Deferred revenue	112,982	143,009
Customer deposits	988,835	-
Notes payable, current (Note 9)	49,435,010	53,509
Other current liabilities	2,001,594	-

Total current liabilities	85,821,528	643,611

Long-term liabilities:
Accrued severance benefits (Note 10)	1,869,413	87,503
Notes payable, net of current portion (Note 9)	3,761,570	32,067
Convertible debentures (Note 11)	91,024,295	-

Long-term liabilities	96,655,278	119,570

Total liabilities	182,476,806	763,181

Non-controlling interest	21,818,872	-

Commitments and contingencies (Note 18):

Stockholders' equity: (Note 13)
Common stocks: 300,000,000 shares authorized, par value $0.001 per share, 90,324,896 shares and 87,619,896 shares issued and outstanding, respectively	90,325	87,619
Additional paid in capital	15,240,703	14,319,408
Treasury stock	(5,630)	(5,630)
Accumulated other comprehensive loss (income)	3,576,785	(311,077)
Accumulated deficit	(10,713,302)	(9,039,405)

Total stockholders' equity	8,188,881	5,050,915

Total liabilities and stockholders' equity	$212,484,559	$5,814,096

The accompanying notes are an integral part of these consolidated financial statements

CINTEL CORP. AND SUBSIDIARIES
Consolidated Statements of Operation and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months Ended September 30, 2007	Restated (Note 19) Three months Ended September 30, 2006	Nine months Ended September 30, 2007	Restated (Note 19) Nine months Ended September 30, 2006
Revenues:
Finished goods	$83,378,690	$(2,677)	$130,008,861	$85,372
Merchandise	940,381	525,834	1,152,152	4,207,788
Services	1,507,062	16,868	2,494,272	66,018
	85,826,133	540,025	133,655,285	4,359,178
Cost of revenue:
Finished goods	74,892,260	3,374	119,695,752	65,359
Merchandise	477,089	483,961	685,044	4,015,586
Services	970,480	-	1,590,790	-
	76,339,829	487,335	121,971,586	4,080,945

Gross profits	9,486,304	52,690	11,683,699	278,233

Operating expenses:
General and administrative expenses	7,636,835	504,016	9,756,833	1,447,839
Research and development	199,070	49	209,705	18,940
Depreciation and amortization	760,714	91,992	972,432	260,908
	8,596,619	596,057	10,938,970	1,727,687

Income (loss) from operations	889,685	(543,367)	744,729	(1,449,454)

Other income (expenses):
Interest income	955,086	9,760	1,221,259	46,714
Rental and other income	274,940	-	274,940	106,261
Net gain sale of assets	1,094,172	-	1,094,172	-
Interest expenses	(1,021,611)	(5,149)	(2,156,984)	(27,636)
Foreign currency transaction gain (loss)	109,271	2,955	109,271	(7,577)
Share of income (loss) from equity investment	(550,982)	43	(984,627)	16,303
	860,876	7,609	(441,969)	134,065
Income (loss) before income taxes and non-controlling interest	1,750,561	(535,758)	302,760	(1,315,389)

Income taxes (Note 12)	(1,004)	(8,316)	(9,317)	(52,373)
Non-controlling interest	(1,388,744)	-	(1,662,998)	-

Net income (loss)	$360,813	$(544,074)	$(1,369,555)	$(1,367,762)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,368,034	11,268	5,237,732	400,507
Unrealized loss on investment	-	-	-	(720,536)

Other comprehensive income (loss) before Non-controlling interest	4,728,847	(532,806)	3,868,177	(1,687,791)

Foreign currency translation adjustments - Non-controlling interest	(1,273,063)	-	(1,490,141)	-

Total comprehensive income (loss)	$3,455,784	$(532,806)	$2,378,036	$(1,687,791)

Earnings (loss) per share - basic and diluted (Note 17)	$0.01	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	89,558,380	87,594,963	88,842,396	62,512,395

The accompanying notes are an integral part of these consolidated financial statements

CINTEL CORP. AND SUBSIDIARIES
Consolidated Interim Statements of Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Common stock		Additional paid-in	Treasury	Cumulative other comprehensive	Retained earnings (Accumulated
	Share	Amount	capital	stock	income (loss)	deficit)	Total
Balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,309)
Restatement adjustments (Note 19)	-	-	-	-	(110,755)	(267,801)	(378,556)
Restatement adjustments (Note 19)	-	-	-	-	(2,032)	(134,026)	(136,058)
Restated Balance, January 1, 2006	42,379,354	42,379	5,351,058	(5,630)	8,952	(7,671,683)	(2,274,924)
Unrealized loss on investment	-	-	-	-	(720,536)	-	(720,536)
Issuance of shares for consulting services (Note 13)	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debentures (Note 13)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Issuance of shares for consulting services (Note 13)	440,000	440	69,960	-	-	-	70,400
Foreign currency translation adjustment	-	-	-	-	400,507	-	400,507
Net loss for the period	-	-	-	-	-	(1,369,798)	(1,369,798)
Restatement adjustment (Note 19)	-	-	-	-	-	2,076	2,076

Balance, September 30, 2006	87,619,896	$87,619	$14,319,408	$(5,630)	$(311,077)	$(9,039,405)	$5,050,915

Balance, January 1, 2007	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,343,747)	$4,886,844

Restatement adjustments (Note 19)	-	-	-	-	-	(113,795)	(113,795)
Restated Balance, January 1, 2007	87,619,896	87,619	14,319,408	(5,630)	(170,806)	(9,457,542)	4,773,049
Issuance of shares for consulting services (Note 13)	580,000	580	98,020	-	-	-	98,600
Issuance of shares for employee remuneration (Note 13)	100,000	100	19,900	-	-	-	20,000
Restatement adjustment (Note 19)	-	-	-	-	-	113,795	113,795
Issuance of shares for consulting services (Note 13)	825,000	825	318,575	-	-	-	319,400
Issuance of shares for consulting services (Note 13)	1,200,000	1,200	484,800	-	-	-	486,000

Foreign currency translation adjustment	-	-	-	-	3,747,591	-	3,747,591

Net loss for the period	-	-	-	-	-	(1,369,555)	(1,369,555)

Balance, September 30, 2007	90,324,896	$90,325	$15,240,703	$(5,630)	$3,576,785	$(10,713,302)	$8,188,881

The accompanying notes are an integral part of these consolidated financial statements

CINTEL CORP. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	Restated (Note 19) 2006
Cash flows from operating activities:
Net loss	$(1,369,555)	$(1,367,762)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	634,641	170,908
Amortization of financing fees	337,791	90,000
Common stocks issued for consulting services and employee remuneration	924,000	131,600
Bad debt expense	190,992	-
Share of loss from equity investment	984,627	16,303
Net gain on sale of property	(1,094,172)	-
(Increase) decrease in assets:
Accounts receivable	(11,632,573)	467,535
Other receivable	(12,979,388)	-
Inventory	(11,296,401)	(101,588)
Prepaid expenses and other assets	(10,659,105)	(339,408)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	23,576,150	(782,554)
Deferred revenue	112,986	(6,952)
Deposits from customers	988835	-
Accrued expense	1,542,600	-
Accrued severance benefits	1,772,009	13,354
Other payables	2,001,594	-

Cash used in operating activities	(15,964,969)	(1,708,564)

Cash flows from investing activities:
Acquisition of investments in securities	(30,812,499)	106,156
Acquisition of property and equipment	(35,804,011)	(2,400)
Loan receivable	(10,766,758)	-
Acquisition of intangible assets	(9,150,534)	-
Changes in non-controlling interest	11,602,239	-

Cash provided by (used in) investing activities	(74,931,563)	103,756

Cash flows from financing activities:
Proceeds from convertible debenture	75,740,000	-
Deferred financing fees	(4,142,290)	-
Common stocks issued for repayment of convertible debentures	-	8,853,191
Repayment of convertible debenture	-	(8,853,191)
Proceeds from short and long-term notes	37,206,822	-
Principal payments of notes payable	-	(638,883)

Cash provided by (used in) financing activities	108,804,532	(638,883)

Net increase (decrease) in cash	17,908,000	(2,243,691)

Effect of foreign currency translation	5,237,732	87,752

Cash and cash equivalent - beginning of period	4,337,088	3,489,449

Cash and cash equivalent - end of period	$27,482,820	$1,333,510

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$2,156,984	$27,636
Income taxes	$9,317	$52,373

The accompanying notes are an integral part of these consolidated financial statements

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 1 - Nature of Business

Description of Business

Cintel Corp. and Subsidiaries, formerly known as Link2 Technologies, Inc., (“Cintel” or "the Company") was incorporated in the State of Nevada on August 16, 1996. The Company changed its name from Great Energy Corporation International to Link2 Technologies, Inc April 24, 2001 and again to Cintel Corp. on September 30, 2003.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the “Agreement") with Cintel Co., Ltd., ("Cintel Korea") a Korean corporation and its shareholders. According to the agreement, the Company acquired 100% of the issued and outstanding capital stock of Cintel Korea and in return, the shareholders of Cintel Korea received 16,683,300 shares (equivalent to 82%) of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

Upon completion of the share exchange, the business operations of Cintel Korea constituted virtually all of the business operations of the Company. Cintel Korea develops network solutions to address technical limitations to the Internet. Cintel Korea has developed server load balancing technology and advanced solutions for internet traffic management. The business operations of Cintel Korea are located in Seoul, Korea.

On October 30, 2006, the Company entered into an Equity Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean corporation, to acquire 51% of the total equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for $16,500,000. The purchase was financed through the proceeds raised from the sale of Cintel's convertible bonds in an aggregate of $15,284,295.

PSTS conducts its operations in the Wujiang Economic Development Zone, Jinagsu, People's Republic of China ("PRC"). The Company was incorporated on March 2, 2004, without share capital, pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and other electrical components for sale to the Korean market.

On May 18, 2007, the Company entered into a Share Sale and Purchase Agreement to acquire 100% of the outstanding common stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”). Pursuant to the purchase agreement, the Company acquired 220,000 shares of Bluecomm for Korean Won 6,027,600,000 (approximately $6,483,100).

Bluecomm is a Korean based company engaged in the business of Customer Relationship Management (CRM) solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center (HSC) hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and data base management operations services

On August 27, 2007, the Company entered into a Share Purchase Agreement to acquire 51% of the total equity of Phoenix Digital Tech Co. Ltd. (“PDT”) for Korean Won 32,500,000,000 (approximately $34,700,000). The purchase was financed through the proceeds raised from the sale of Cintel's convertible bonds.

PDT was incorporated in May 1992 and conducts its operations in Pyung Taek, Korea. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 2 - Summary of Significant Accounting Policies:

The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

(a)	Basis of Financial Statements Presentation

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

(b)	Basis of Consolidation

The consolidated financial statements of the Company included the financial results of Cintel Corp., Cintel Korea, PSTS, Bluecomm, and PDT. The merger of the Company and Cintel Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Cintel Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

The acquisition of PSTS, Bluecomm, and PDT has been accounted for by the purchase method, with the net assets of PSTS, Bluecomm, and PDT brought forward at their fair market value basis.

(c)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and intangible assets; valuation allowances for doubtful receivables and deferred tax assets; depreciation and amortizable lives; recoverability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

(d)	Foreign Currency Transactions and Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive income.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

The functional currencies of the Company are the Korean Won (“KRW”) and Chinese RMB (“RMB”). Assets and liabilities of the Company are translated into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No 52, Foreign Currency Translation, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity.

(e)	Revenue Recognition

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

(f)	Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date are also included as cash equivalents.

Cash deposits that are restricted as to withdrawal or pledged as security, are disclosed separately on the face of the balance sheet or in the note, and not included in the cash total for the purpose of the statements of cash flow.

(g)	Accounts Receivable

Trade accounts receivable are presented at face value less allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on Company’s historical experience and review of specifically identified accounts and ageing data. The Company reviews its allowance for doubtful accounts periodically. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivables are shown net of allowance of $1,699,283 and $1,117,530 as of September 30, 2007 and 2006, respectively.

(h)	Inventories

All inventories are stated at the lower of cost or market where the cost is determined by using the weighted-average method on perpetual basis. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

(i)	Investments

Investments with original maturities of less than 90 days are considered cash equivalents, and all other investments are classified as short-term or long-term investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.

Investments in securities are recorded in accordance with Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities that are bought and held principally for the purpose of selling them in near term are classified as trading securities and are reported at fair value with net unrealized gain or loss recognized in earnings Available-for-sale investments are stated at fair value with net unrealized gain or loss reported in stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value. Realized gains and losses, and declines in value determined from other than temporary are included in the statement of operations..

Investments subject to significant influence have been recorded using the equity method.

(h)	Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost.  The cost of renewals and betterment that extend the economic useful lives of the related assets are capitalized.  Expenditures for ordinary repairs and maintenance are charged to expense as incurred.

Depreciation is provided using the straight-line method over the following estimated useful lives of the assets.

Buildings - China	20 years
Buildings - Korea	30 years
Equipment	5 - 10 years
Measuring equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years
Software	5 years
Landscaping	5 years
Structure	5 years

Upon sale or disposition of assets, gain or loss is included in the statement of operations.

Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. CIP at September 30, 2007 represents capitalized interest expense on a loan for the purchase of a land.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

(i)	Land Rights

Land right is stated at cost. Amortization, based on the estimated useful life of the asset, is provided on a straight line basis over 50 years.

(j)	Government Grants

Government grants, without obligation to repay, are recognized as income over the periods necessary to match them with the related costs or as a contra asset to the relevant property acquired and reduces the depreciable basis of the assets.

(k)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

For the periods ended September 30, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

(l)	Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and subcontracting expenses.

Research and development expenses for the periods ended September 30, 2007 and 2006 were $209,705 and $18,940, respectively.

(m)	Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, short-term and long-term investments, and short-term debt approximate fair value due to the short maturity of these instruments. The estimated fair values of other financial instruments, including debt, equity, and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

(n)	Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off- balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash, cash equivalents and short-term investments with major Korean financial institutions.

The Company provides credit to its customers in the normal course of operations. It carries out, on a continuing basis, credit checks of its customers, and maintains allowance for credit loss contingent upon management’s forecasts.

For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

(o)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(p)	Comprehensive Income

The Company has adopted SFAS No. 130, Reporting of Comprehensive Income. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components on a full set of financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive income represented unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustment.

(q)	Earnings per Share

SFAS No. 128, “Earnings per Share” requires disclosure on the financial statements of basic and diluted earnings per share. Basic earning (loss) per share is computed by dividing the net earning (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earning (loss) per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

(r)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

(s)	Recent Accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, the Company should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 did not have any impact on the Company’s financial statements.

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

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 3 - Inventories

Inventories consist of the following as of September 30, 2007 and 2006:

	2007	2006

Raw materials	$3,729,663	$159,835
Work in process	8,192,194	-
Finished goods	3,825,639	-
Merchandise	1,203,495	421,549

Total	$16,950,991	$581,384

Note 4 - Loans Receivable

Loans receivable from unrelated companies include the following;

	2007	2006

Loan receivable from CNY, a private company in China, is unsecured, bears interest at 7% payable quarterly, interest only, and matures in January 2009. The loan is guaranteed by the shareholders of the debtor.	$156,324	$-

Loans receivable from NIG, a private company in Korea, is unsecured, bears interest at 9% payable quarterly, interest only, and matures in April and August 2008. The loans are guaranteed by the shareholders of the debtor.	4,925,565	-

Loans receivable from Boyang, a private company in Korea, is unsecured, bears interest at 6.5% payable quarterly, interest only, and matures in September 2008. The loans are guaranteed by the shareholders of the debtor.	262,204

Loans receivable from Phoenix M&M, a private company in Korea, is unsecured, bears interest at 9% payable quarterly, interest only, and matures in September 2008. The loan is guaranteed by the shareholders of the debtor.	5,472,850

Other miscellaneous short-term loans receivable	379,815	-

	11,196,758	-

Less: current portion	11,040,435	-

Loan receivable, net of current	$156,323	$-

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 5 - Investments in Non-marketable Securities

Non-marketable investments in which the company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for other than temporary impairment.

The Company’s investments in debt and equity securities at September 30, 2007 and 2006 are as follows:

	2007	2006

Investment in Cintel Systems Corp.	$513,353	$-
Convertible debenture A - STS, 24.5% owners of PSTS	10,480,610	-
Phoenix Asset Investment	10,838,089	1,926,404
Investment in PluM Tech	218,914	-
Info Space (H.K.)	1,678,277	-
We-Tech	1,450,989	-
East Gate	1,191,679	-
Phoenix Springs	3,283,710	-
Phoenix M & M	1,597,525	-
Debt securities - Government bonds	333,975	-
Other miscellaneous	205,217	17,025

Total	$31,792,338	$1,943,429

The Convertible Debenture A, maturing on April 20, 2012, is non-interest bearing until the date of conversion. However, if conversion right is not exercised during the conversion period (i.e., the period from one year after the Issue Date until one month prior to the Maturity Date), then regardless of the coupon rate, the Company shall guarantee a compounded interest rate of 8.0% per annum in total on the bond. At any time between one year after the Issue Date and one month prior to the Maturity Date, the bond may, at the option of the holder, be converted into common shares in the Company at a conversion price of $8.60 (8,010 won). The conversion price will be adjusted based on the fair market value of the debtor's share. The adjustment shall be limited to a maximum of 30% of the conversion price. The debenture has been pledged as security for Convertible Debenture-B as per Note 11.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 6 - Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30:

	2007	2006

Land	$18,796,924	$-
Buildings and improvements	25,169,011	-
Machinery and equipment	26,926,078	910,110
Furniture and fixtures	1,611,721	71,619
Vehicles	429,444	17,750
Software	788,383	733,304
Small tools	282,928	-
	74,004,489	1,732,783

Less: Accumulated depreciation	15,091,980	1,283,717
	58,912,509	449,066

Construction in progress	3,345,619	-

Property and equipment, net	$62,258,128	449,066

Depreciation expenses for the periods ended September 30, 2007 and 2006 were $634,641 and $170,908, respectively.

Note 7 - Land Rights

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

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method. The carrying value of land rights at September 30, 2007 and 2006 are summarized as follows:

	2007	2006

Land rights at cost	$369,224	$-
Less: Accumulated depreciation	30,395	-

Net carrying amount	$338,829	$-

Note 8 - Intangible Assets

The goodwill represents the intangible benefits that the acquired business is expected to bring to the Company in the future by providing the Company the access to potential strategic customers and broadening the Company’s product/service offerings to its customers.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 9 - Notes Payable

Notes payable consist of the following at September 30:

	2007	2006
Note payable to Industrial and Commercial Bank of China, payable monthly interest only with interest at LIBOR plus 0.85%. The note is unsecured and matures in December 2007.	$2,001,616	$-
Note payable to Industrial and Commercial Bank of China, payable monthly interest only with interest at LIBOR plus 0.85%. The note is unsecured and matures in April 2008.	3,001,767	-
Note payable to Industrial and Commercial Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is unsecured and matures in September 2008.	5,003,383	-
Note payable to China Misheng Banking Corp, payable monthly interest only with interest at 6.36%. The note is unsecured and matures in December 2007.	1,501,016	-
Notes payable to shareholders, payable in semi-annually, with interest at 8%. The note is unsecured and matures in May 2008.	4,898,862	-
Notes payable to Hana Bank of Korea, payable monthly interest-only, with interest at 6.93% to 7.81%. The note is secured by real property in Korea and matures on March 2008.	2,483,900	-
Notes payable to Shin-Han Bank of Korea, payable monthly interest-only, with interest at 4.35% to 5.61% The notes are secured by real property and mature in October and November 2007.	547,285	-
Notes payable to Citi Bank Korea, payable monthly interest-only with interest at 5.51% to 5.59%. The notes are unsecured and mature in June 2008.	3,283,710	-
Note payable to Korea Exchange Bank, payable monthly interest-only, with interest at 4.68%. The note is unsecured and matures in November 2007.	1,094,570	-
Note payable to Kook Min Bank of Korea, payable monthly interest-only, with interest at 4.97%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2008.	8,756,560	-
Note payable to Citi Bank Korea, payable monthly interest-only, with interest at 4.98%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2008.	7,775,825	-
Note payable to Sam Sung Electronics, bearing no interest. The note loan is secured by a deed of trust covering the Company’s real property and matures in December 2011.	698,336	-
Notes payable to bank, payable monthly interest-only, with interest at 8%. The note is unsecured and matures in 2008.	7,028,404	-
Convertible note payable to Woori PEF, payable at maturity with principle, with interest at 8% matures in August 2012.	5,071,677	-
Auto loan payable with monthly payment of $340, bearing no interest. The loan is secured by the vehicle and matures in December 2008.	-	13,727
Note payable to an unrelated party, bearing no interest. The note is unsecured and due on demand.	39,000	39,000
Loan payable to local government with annual principal payment of $10,669, bearing no interest. The loan is unsecured and matures in October 2009	10,669	29,400
	53,196,580	85,576
Less: current portion	49,435,010	53,509
Long-term debt	$3,761,570	$32,067

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$49,435,010
2009	3,046,273
2010	715,297
2011 and thereafter	-

Total	$53,196,580

Note 10 - Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at September 30, 2007 and 2006, were $1,869,413 and $87,503, respectively.

Note 11 - Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

	2007	2006

Face value	$-	$-

Convertible Debenture - A	15,284,295	-
Convertible Debenture - B	64,920,000	-
Convertible Debenture - C	10,820,000	-

	$91,024,295	$-

Convertible Debenture -A
The convertible debentures are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustment discount will be 100% X ($0.50 - Previous 3 months average share price)/$0.50, to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of September 30, 2007, no bonds have been converted.

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

Convertible Debenture - B
The convertible debenture will mature on April 12, 2012 and is convertible into shares of common stock of the Company, at the option of the holder, at a rate of $0.70 per share. The coupon rate of the bond shall be at the compounded interest rate of 2.3% per annum; provided however, if the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, the Company shall guarantee a compounded interest rate of 8% per annum.

Per the Debenture agreement, the Company will undertake to apply for listing of its common stock on any of the NASDAQ, London Stock Exchange, Hong Kong Stock Exchange and Singapore Exchange Securities Trading Limited and use its best efforts to obtain such listing by October 31, 2009. In the event that the Company does not secure such listing by October 31, 2009 for any reason not solely attributable to Woori, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value and shall also be entitled to receive from the Company the payment of interest on the outstanding principal balance of the Debenture calculated at the compounded rate of ten per cent per annum. In the case of the Company completing the listing process prior to the end of October of 2009, Woori shall be entitled, on or after the fourth anniversary of the issuance of the Debenture, to exercise its put option to redeem the Debenture at the face value thereof and shall also be entitled to receive from the Company the payment of interest on the outstanding principal amount of the Debenture calculated at the compounded rate of 8% per annum. In case of the occurrence of any event of default by the Company, Woori shall be entitled to exercise its put option to redeem the Debenture at the face value thereof if such event of default is not cured within sixty days of notice, in which case Woori shall also be entitled to receive from the Company the payment of default interest on the outstanding principal balance of the Debenture calculated at the compounded rate of nineteen percent per annum.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

The Company has agreed to pledge as security all convertible bonds to be issued by any entity and subscribed by the Company using the proceeds from the Debenture in favor of the Company and all the shares of any such entity to be acquired by the Company. As of September 30, 2007, proceeds from the bond have been invested in $40,034,000 convertible debentures issued by STS as per Note 5.

Convertible debenture - C
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

Note 12 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes.” This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiaries in 2007 and 2006 are 16.5 percent of the first 100 million Korean Won ($105,700) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $7,780,000 and $2,260,000 of taxable losses in its Korea and US operations, respectively, which can be used to offset future taxable income. The utilization of the Korean losses expires in years 2008 to 2011 and the US losses in years 2019 to 2021.

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

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

The Company has deferred tax assets (liabilities) at September 30, 2007 and 2006 as follows:

	2007	2006
Research and development expenses amortized over 5 years for tax purposes	$171,949	$265,671
Other timing differences	257,620	(55,272)
Net operating loss carryforwards	2,829,750	2,194,563
	3,259,319	2,404,962
Valuation allowance (Note 19)	(3,259,319)	(2,404,962)

	$-	$-

Note 13 - Capital

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

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

In July 2007, 1,200,000 common shares were issued for consulting services at the value of $486,000.

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

	2007	2006
Interest rate	6.5%	6.5%
Expected volatility	70.0%	70.0%
Expected life in years	6	6
Expected dividends	-	-

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the nine months ended September 30, 2007 and 2006.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the nine months in 2007 and 2006:

	2007	2006

Outstanding, beginning of period	$106,000	$106,000
Exercised	-	-
Cancelled	-	-
Expired	106,000	-
Outstanding, end of period	$-	$106,000

Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of options, beginning of period	$0.62	$0.62
Weighted average exercise price of options granted during the period	$-	$-
Weighted average exercise price of options, end of period	$0.67	$0.67
Weighted average remaining contractual life of common stock options	n/a	1 year

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 14 - Related Party Transactions

Significant transactions with companies affiliated by common control for the nine month ended and as of September 30, 2007 are summarized as follows:

2007

Accounts receivable - STS	$2,227,935
Accounts receivable - BKLCD	$203,050
Accounts payable - STS	$5,56,054
Accounts payable - BKLCD	$636,142
Sales - STS	$27,629,520
Sales - BKLCD	$3,603,825
Purchase - STS	$21,924,760
Purchase - BKLCD	$3,675,901

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

Note 15 - Significant Concentration of Sales

For the nine months ended September 30, 2007, the Company’s Chinese subsidiary, PSTS, had three major customers which accounted for about 82% of the PSTS’s total revenue. For the same period, the Company’s Korean subsidiary, PDT, had one major customer which accounted for about 71% of the PDT’s total revenue.

Note 16 - Appropriated Retained Earnings

The Company’s Korean subsidiary, PDT, is required under the regulation of Restriction of Tax Reduction and Exemption Act in Korea, to appropriate a part of their net profits for statutory surplus reserve and reserve for technological development and business investment. For the statutory surplus reserve, an amount equivalent to 10% or more of the declared dividends is transferred to the reserve until the reserve reaches 50% of the registered capital of PDT. The reserve is not distributable as cash dividends but can be converted into capital upon approval of the Company.

Note 17 - Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the nine months ended September 30, 2007 and 2006:

	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss)	$(1,369,555)	$(1,367,762)

Denominator:
Basic and diluted weighted average shares outstanding	88,842,396	62,512,395

Basic and diluted earnings (loss) per share	$(0.02)	$(0.03)

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 18- Commitments and Contingencies

(a)
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

(b)
The Company leases its premises under a non-cancellable lease agreement which will expire in December 2007 and February 2008. Future minimum annual payments (exclusive of taxes and insurance) under the leases are $17,800 in 2007 and $1,950 in 2008.

(c)	The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS fail to achieve the predetermined earnings threshold as disclosed in Note 11.

(d)	The Company's Chinese subsidiary, PSTS, is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in Note 7.

(e)	The Company's Chinese subsidiary, PSTS, in accordance with its Articles of Incorporation, the Company has to maintain a minimum capital of $20,000,000.

(f)
The Company's Korean subsidiary Bluecomm is committed to vehicle lease obligations which expires in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

2007	32,453
2008	64,907
2009	64,907
2010	32,453
194,720

(g)
The Company’s Korean subsidiary, PDT, has an outstanding commitment under standby letters of credit totaling approximately $2,000,000. This standby letter of credit was issued on behalf of affiliated company. In addition, PDT has an outstanding debt-guarantee it provided on behalf of an affiliated company for a debt up to KRW500,000,000.

Note 19 - Restatement of the 2006 Comparative Consolidated Financial Statements

Restatement dated February 2, 2007
On further consideration, the Company determined that at September 30, 2006 it was not more likely than not that deferred tax benefits would be realized, therefore, the Company provided a 100% valuation allowance against the deferred tax assets.

 CINTEL CORP. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

The effects of this restatement for September 30, 2006 are to increase the valuation allowance from the consolidated financial statements dated November 13, 2006 to $1,149,389 from nil (Note 12); to decrease the deferred tax assets on the 2006 comparative consolidated balance sheets to nil from $1,149,389 (comprised of $202,024 current and $947,365 long term); and to decrease the deferred income taxes recoverable from $235,181 to an expense of nil on the 2006 comparative consolidated statements of operations and comprehensive loss.

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

Note 20- Subsequent Events

On October 30, 2007, the Company entered into a Share Subscription Agreement pursuant to which the Company received subscriptions for the sale of 7,000,000 shares of common stock to eight investors. The offering closed on October 30, 2007. The shares of common stock were sold at a price of $0.70 per share.

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

OVERVIEW

Founded in 1997, the Company evolved from being an internet traffic management (“ITM”) solution provider to a semiconductor-focused company. The Company has created a conglomeration of technology products to include NAND flash memory packaging, TFT LCD assembly, semiconductor packaging and testing specialists, as well as a total solution provider for memory applications for home appliances, semiconductor and TFT-LCD application products.

The Company first entered the semiconductor industry in 2006 with the acquisition of Phoenix Semiconductor Telecommunication (Suzhou), Ltd. ("PSTS"), a semiconductor manufacturer with established relationships with Samsung Electronics. PSTS was a spin-off company of Samsung Electronics and now is a dedicated provider of contracted products for Samsung Electronics and other vendors.

The Company also went into new markets in May 2007 with the acquisition of Bluecomm Co., Ltd. (“Bluecomm”). With customers like Pizza Hut Korea, The Company stepped into the Customer Relationship Management sector. Bluecomm is a Korean company engaged in the business of CRM solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and DBM operation services.

On August 2007, the Company acquired a semiconductor / display manufacturing equipment producer in Korea according to its strategic acquisition plan. Phoenix Digital Tech Co., Ltd, (“PDT”), ever since its foundation in 1992, has been developing Hi-tech related manufacturing facilities and has special expertise in four areas: Flat Panel Display (FPD) division, Semiconductor division, Surface Mount Technology (SMT) & Automated Optical Inspection (AOI) division, and Factory Automation (FA) division. It has been maintaining its business relationship with worldwide corporations like Samsung Electronics, especially in connection with Samsung Electronics’ LCD production and Samsung SDI’s PDP production.

The Company has selected the semiconductor as primary target markets and plans to expand its interest in the semiconductor and its related business over the years to help boost sales and secure growth within the Company. The Company’s acquisition of several semiconductor manufacturing and packaging plants continues to bring the Company into the mainstream of the industry and will fuel the increased sales in the coming years. The Company will continue to strive towards a marked place in the semiconductor and flash memory packaging fields with multiple acquisitions of firms related to that business sector. These purchases have been coordinated with our key investors and market partners to help expand the Company’s marketable service offerings and product lines.

BUSINESS TRENDS

Semiconductor - According to Gartner, world’s leading information technology researcher, the semiconductor market is poised to record another year of modest growth. In the short term, although inventory levels are improving, the outlook for growth in end-market semiconductor demand is weakening, especially in the key PC and cellular phone markets. Semiconductor supply-side market conditions remain controlled, with vendors lacking the business confidence to invest aggressively, confirmed by the slowdown in capital spending expected in 2007. The exception is in the commodity memory space, where volatility remains a feature of the dynamic random-access memory (DRAM) and NAND flash memory markets. According to iSuppli, an expert research company in the electronics industry, with improved demand expected for the second-half of the year coupled to a tight supply situation, NAND flash revenue growth is forecasted to the 10 to 15 percent range, up from the previous prediction of flat growth. One of CinTel’s subsidiaries, PSTS, has strong contracts with industry leaders that will ensure to meet the expected market demand. One of the PSTS’s current focal products is NAND flash memory.

CRM / DBM - The changes in markets and consumer lifestyle are having a powerful impact on customer behavior. The overarching result is that consumer are putting greater demands on firms in terms of high value products and services provided at the right place at the right time. As the changes drive the marketplace to become relationship-based, the only way to maintain market share is to realign the companies’ business strategy and become customer centric. Thus, customer relationship management has become strategically important in positioning a company in today’s market. CRM solution, Data Base Management, and telemarketing are all fast-growing businesses in the Korea market. Bluecomm has special expertise in DBM, HSC hosting, and telemarketing business.

Display - According to the Quarterly TFT LCD Supply/Demand and Capital Spending Report, TFT LCD equipment spending will drop 38% to $7.6 billion in 2007, but the market is forecast to recover in 2008 to $8.8 billion and continue to grow another 12.1% in 2009. With panel inventories at record low levels in notebook PCs and LCD monitors, supply has tightened, so prices have stabilized and even increased in a number of cases. With supply expected to remain tight through 2008, panel suppliers are expected to place purchase orders for new equipment in the second half of 2007 creating an improved outlook for equipment suppliers. PDT is mainly producing PDP, LCD, and semiconductor manufacturing equipments that can meet high-technology need for fine movement control.

 RESULTS OF OPERATIONS

Nine months period ended Sep 30, 2007 compared to the nine months ended Sep 30, 2006.

		(Unit: USD)

	9/30/2007	9/30/2006

Revenue	133,655,285	4,359,178

Cost of sales	121,971,586	4,080,945

Gross Profit	11,683,699	278,233

Expenses	10,938,970	1,727,687

Operating Profit (Loss)	744,729	(1,449,454)

Profit (Loss) Before Income Taxes	302,760	(1,315,389)

The first nine months of 2007 and 2006 revenues totaled approximately $133.66 million and approximately $4.36 million, respectively, which reflects an increase of approximately of $129.29 million. The main reason for the increase in revenue for the first nine months of 2007, as compared to the nine months of 2006, was primarily attributed to the consolidating of the revenue of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd (“PSTS”), our subsidiary. In October 2006 and the consolidating of the revenue of Blucomm Co., Ltd. (“Bluecomm”), our subsidiary. In May 2007 and the consolidating of the revenue of Phoenix Digital Tech Do., Ltd.(“PDT”), our subsidiary. In August 2007.

The revenue of PSTS for the nine months of 2007 is $83.92million. PSTS’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PSTS's main products are semiconductor packaging, NAND flash memory and LCD assembly.

The revenue of Bluecomm for the nine months of 2007 is $4.70 million. Bluecomm is a Korean company engaged in the business of CRM solution and consulting, call center operation and database marketing. The revenue of Cintel Korea for the nine months of 2007 is $1.0 million.

The revenue of PDT for the nine months of 2007 is $44.0million. PDT’s main customer is Samsung Electronics Corporation, the largest semiconductor manufacturer in the world. PDT's main products are semiconductor / display manufacturing equipments.

The increase in cost of sales and gross margins for the first nine months of 2007 compared to the same period in 2006 was primarily attributable to the increase in revenues, but gross profit ratio improved from 6.3% in 2006 to 8.7% in 2007 due.

Total expenses for the first nine months of 2007 and 2006 totaled approximately $10.93 million and approximately $1.73 million. The main reason for the increase in the total expenses was primarily attributed to the reflecting of the expenses of PSTS, Bluecomm and PDT in the consolidated financial statement. In addition, there was an increase in consulting fee for the issuance of convertible bonds and the selection of a target company for M&A.

The operating profit for the first nine months of 2007 and 2006 totaled $0.74 million and $(1.45) million respectively. The main reason for the turnaround in the operating profit was primarily attributed to the improvement of gross profit ratio and of profit of PSTS in the third quarter, and the profit of PDT reflected in the consolidated financial statement due to its acquisition.

Total profit before income taxes the first nine months of 2007 and 2006 totaled $0.30 million and $(1.32) million respectively.

Three months period ended Sep 30, 2007 compared to the three months ended Sep 30, 2006

		(Unit: USD)

	9/30/2007	9/30/2006

Revenue	85,826,133	540,025

Cost of sales	76,339,829	487,335

Gross Profit	9,486,304	52,690

Expenses	8,596,619	596,057

Operating Profit (Loss)	889,685	(543,367)

Profit Loss Before Income Taxes	1,750,561	(535,758)

For the three months period ended September 30, 2007 and 2006 revenues totaled approximately $85.82 million and approximately $0.54 million, respectively, which reflects an increase of approximately of $85.28 million. The main reason for the increase in revenue was primarily attributed to the acquisition of PSTS, Bluecomm and PDT.

The increase in cost of sales for the three months period ended September 30 of 2007 compared to the same period in 2006 was primarily attributable to the acquisition of PSTS, Bluecomm and PDT.

Through the strategic acquisition of companies in semiconductor and its related industry, CinTel expects a consistent growth based on the increase in revenues and gross profit in 2007 compared to in 2006.

Total expenses for the three months period ended September 30, 2007 and 2006 totaled approximately $8.59 million and approximately $0.59 million. The main reason for the increase in the total expenses was primarily attributed to the reflecting of the expenses of PSTS, Bluecomm and PDT in the consolidated financial statement.

The operating profit for the three months period ended September 30, 2007 and 2006 totaled $0.89 million and $(0.54) million, respectively. Total profit before income taxes for the three months period ended September 30, 2007 and 2006 totaled $1.75 million and $(0.53) million respectively. The main reason for the turnaround in the total profit before income taxes was primarily attributable to the increase in the profit of PSTS in the third quarter and the reflection of the third quarter profit of PDT in the consolidated financial statement.

LIQUIDITY AND CAPITAL RESOURCES

As of Sep 30, 2007 our cash balance was $27,482,820 compared to $1,333,510 at Sep 30, 2006. Total current assets at Sep 30, 2007 were $101,048,136 compared to $3,421,601 at Sep 30, 2006. We currently plan to use the cash balance and cash generated from operations for our growth through the acquisitions of semiconductor manufacturing company.

For the nine months ended Sep 30, 2007, net cash used in operating activities was $(15,964,969) as compared to $(1,708,564) for the nine months ended Sep 30, 2006.  The decrease in cash used in operating activities can be attributed to the increase in the accounts receivable, and inventories and other receivable.

For the nine months ended Sep 30, 2007, net cash used in investing activities was $(74,931,563), compared to net cash used in investing activities of $103,756 for the nine months ended Sep 30, 2006. The main reason for the decrease in cash used in investing activities was primarily attributed to the purchasing of the convertible bond of Kosdaq listed semiconductor manufacturer in Korea, STS Semiconductor & Telecommunications Co., Ltd., the acquisition of Bluecomm specializing in CRM the acquisition of PDT, a semiconductor / display manufacturing equipment producer in Korea, the acquisition of property and equipment.

For the nine months ended Sep 30, 2007, net cash provided by Financing Activities was $108,804,532 compared to $(638,883) for the nine months ended Sep 30, 2006. The main reason for the increase in cash used in operating activities was primarily attributed to the issuing of convertible bond to Woori PEF in the amount of $65 million and BoKwang Group in the amount of $11 million for financing. Another reason for the increase was attributed to the increase in the bank loan for the expansion of facilities. We are planning to grow as a semiconductor group by investing the funds into the acquisition of semiconductor manufacturing companies.

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

On Sep 30, 2007, the allowance for credit losses was $1,699,283 of $17,761,557 in accounts receivables and on Sep 30, 2006, the allowance for credit losses was $1,117,530 of $1,734,424 of accounts receivables.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 26, 2007, the shareholders owning a majority of the Company’s common stock voted to adopt amended and restated Articles of Incorporation.

Item 5. Other Information.

On October 30, 2007, the Company’s Board of Directors approved the adoption of amended and restated Bylaws.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on November 7, 2007 (filed herewith)
3.2	Amended and Restated Bylaws (filed herewith)
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

4.3	Convertible Note in the principal amount of $40,000 issued to Sang Yong Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)
4.4	Convertible Note in the principal amount of $400,000 issued to Tai Bok Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005)
4.5	Convertible Note in the principal amount of $9,640 issued to Meung Jun Lee (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
4.6	Convertible Note in the principal amount of $28,930 issued to Jin Yong Kim (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)

Exhibit Number	Description

4.7	Convertible Note in the principal amount of $48,300 issued to Su Jung Jun (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
4.8	Convertible Note in the principal amount of $48,300 issued to Se Jung Oh (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
4.9	Convertible Note in the principal amount of $48,300 issued to Sun Kug Hwang (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2005)
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

Exhibit Number	Description

10.7
Convertible Bonds Subscription Agreement between the Company and Korea Culture Promotion Inc. and Phoenix M&M Corporation. dated April 12, 2007 (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on April 13, 2007)

10.8
Convertible Bonds Purchase Agreement by and between Cintel Corp. and STS Semiconductor & Telecommunications Co., Ltd. Dated April 19, 2007
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.9
Stock Purchase Agreement by and among Cintel Corp. and Ispromotion Co., Ltd., Soo Hyun You, Seol Hee Park, Nam Won Cho, De Jong An, Hyun Ik Shin, Sung Hyun Yoon, Soon Young Moon, Joon Sang Yoo, Gangnam TM Center Co., Ltd. Dated May 18,2007
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2007)

10.10
Share Subscription Agreement by and among Cintel Corp. and Phoenix Digital Tech Co., Ltd., Dated August 27,2007
(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2007)

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

Date: November 14, 2007
CINTEL CORP.

	By:	/s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer

	By:	/s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Principal Financial Officer Principal Accounting Officer