Form 10-K
period 2007-12-31
CINTEL CORP
filed 2008-03-31
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One) ☒

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-100046

CINTEL CORP.
(Name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (502) 657-6077

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2007 was $9,393,250.

The number of shares of registrant’s common stock outstanding, as of March 28, 2008 was 97,824,896.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page
PART I
Item 1. Description of Business	1
Item 1A. Risk Factors	11
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10

PART II
Item 5. Market for Common Equity and Related Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis or Plan of Operation	17
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Item 8. Financial Statements and Supplementary Data	20
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A. Controls and Procedures	20
Item 9B. Other Information	21

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	21
Item 11. Executive Compensation	23
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13. Certain Relationship and Related Transactions	27
Item 14. Principal Accountant Fees and Services	27
Item 15. Exhibits	27

SIGNATURES	32

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

CinTel Corp and its subsidiaries (“we,” “us,” or “our”) are a global provider of semiconductor packaging, display/semiconductor/factory automation related manufacturing equipments and facilities, and CRM/DBM services. Founded in 1997, we evolved from being an internet traffic management (“ITM”) solution provider to a semiconductor-focused company in 2006. We manufacture and supply a broad range of semiconductor packaging products that address the needs of advanced electronic devices and products. We also produce standardized equipments that are utilized for display and semiconductor industries. Our factory automation related manufacturing facilities provide customized in-line distribution systems. Our CRM/DBM operation services provide solutions and consulting service for customer relationship management.

We have established relationships with our customers worldwide such as Samsung Electronics, Hynix Semiconductor, and Fairchild Semiconductor in the semiconductor industry. Our customers in factory automation and display industry include Samsung Electronics, Samsung SDI, Samsung Techwin, and Samsung Corning Precision Glass. Our major customer in the CRM sector includes Pizza Hut Korea.

We currently have major operations in China and Korea with a production capacity increase planned with several expansions of current operations. In the first half of 2008, we will commence a major production expansion project in China to become a more rounded total semiconductor solution provider through the transfer of new high-end products and product diversification. In addition, we are currently building a new expanded manufacturing plant in Korea due to the current expansion of the semiconductor/display equipment and facility industry, especially in the automated in-line distribution facility sector.

Background

CinTel Corp (formerly Link2 Technologies) was incorporated in the State of Nevada on August 16, 1996. The initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

On September 30, 2003, Link2 Technologies entered into a definitive Share Exchange Agreement with CinTel Co., Ltd., a Korean corporation ("CinTel Korea") and the shareholders of CinTel Korea. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of CinTel Korea in exchange for 16,683,300 shares of our common stock. CinTel Korea was founded in 1997 and has provided various Internet Traffic Management solutions to businesses and consumers. All of the business operations were comprised of developing, manufacturing and distributing Internet Traffic Management solutions to businesses and consumers in order to manage and control large traffic.

CinTel Korea introduced Korea's first dynamic server load balancer, and has marketed Internet Traffic Management products since its inception, such as the PacketCruz (TM) family of products, iCache, i2one, and Proximator. The Internet Traffic Management solutions are marketed to customers around the world, helping them improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content).

In the last two years CinTel we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. CinTel now has holdings that directly manufacture semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provide a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design.

Our subsidiaries include:

•	Phoenix Semiconductor Telecommunication (Suzhou) located in Suzhou, China , provides semiconductor package products in different groups of Dual, Quad and BGA.

•
Phoenix Digital Tech located in Kyungki-Do, Korea, provides manufacturing facilities and equipments for LCD, PDP (Plasma Display Panel) and semiconductor production. UB Precision, a subsidiary of Phoenix Digital Tech provides testing products such as LCD/OLED probe stations for display and probe card for semiconductor.

•	Bluecomm located in Daejeon, Korea, provides solutions for Customer Relationship Management (CRM) and related total solutions for call center outsourcing and Home Service Center hosting.

•	CinTel Korea located in Seoul, Korea produces and distributes our traditional base products in the Internet Traffic Management (ITM) sector.

Products

We produce multiple products lines throughout our separate subsidiaries. These product lines focus mainly on the semiconductor and LCD assembly core product lines. Our product line includes a number of related and unrelated products and services.

Phoenix Semiconductor Telecommunication Suzhou (“PSTS”)
PSTS provides products in three main functional divisions. These include all aspects of semiconductor packaging (“PKG”) including packaging types in these categories: DIP, SOP, TSSOP, QFP and ETQFP products. Printed Board Assembly (“PBA”) and Wafer. PSTS's main products also include NAND flash memory production.

Phoenix Digital Tech (“PDT”)
Factory Automation Design (FAD) is a service that allows PDT to create cost effective production lines for their customer base. PDT designs and implements Automated Distribution Facilities (ADF) for our customers. These facilities allow reduced labor costs and quality production of high tech products. Computerized automation allows for the systems to be produced in a highly controlled and consistent manner.

PDT produces Scriber & Break in-line systems, Screen Printer and AOI scanning systems for enterprise level customers. In a never-ending effort to improve yield and optimize the wafer manufacturing process, automated optical inspection (AOI) has become an integral part of semiconductor fabrication. The ability to provide both high performance point-to-point motion and extremely smooth constant velocity scanning moves has enabled PDT to become a leading provider of critical motion systems for AOI applications.

PDT’s subsidiary, UB Precision provides testing products such as LCD/OLED probe stations for display and probe card for semiconductor.

Bluecomm
Bluecomm provides customer relationship management services. These services include running of call centers for full service customer support. Bluecomm also provides database management and marketing services for customers that allows customers to outsource all management of these systems. This allows them to provide detailed marketing and database services to their customers with little or no internal staffing.

CinTel Korea
CinTel Korea produces PacketCruz (TM) iLog which is an automated log data management and analysis solution. PacketCruz (TM) iLog can be used with iCache to provide features like automatic log data gathering, management, backup, analysis report generation, and searching for large sized log data.

PacketCruz i2one is an automatic network management solution for small and medium-sized networks. Our packet control technology for the control of a user's packet includes packet capturing, real-time packet analysis, packet injection and ARP masquerading. This packet control technology can be used in the form of gateway or stand-alone.

CinTel Korea has additional products and R&D operations that have also been delegated to our partner firm for everyday operations.

Marketing

The main driver in marketing of our products is to maintain strong relationships with our key customers and channel partners. This allows us to continuously design new product lines, maintain current product standards and address new industry concerns in conjunction with their stated goals. At this time a number of our staff members and executives are former long term employees of our customers. This allows them to bring to our company the ‘culture’ of our customers and satisfy their concerns related to management styles.

Our current customer base is the enterprise level customer with multiple production lines and long standing production histories. We market directly to them by being a recognized source of skill sets they need and expect. As many of our production lines were formerly held by our customers or their competitors it is a natural solution for these customers to not only use our services, but to seek them out.

Management is currently reviewing and proposing an effort to market our name brand on the outside of finished products for some or all of our key customers. While this is in the preliminary stages management believes it will add a strong name brand recognition factor to our product lines. Management’s goal is to create a brand name where customers feel more confident with their products when they see the CinTel name on their products.

While we maintain these strong relationships we are also engaged in promoting our product lines and services to a wider range of customers. With this in mind, some of our subsidiaries, such as PDT, have begun to expand their sales drives towards new production lines, expanded capacity, expanded flexibility in production and extended efforts for industry recognition and inclusion in industry organizations and conferences. With this in mind, our staff is applying for multiple recognitions for our product lines and are generating technical articles for industry publications.

With regard to our ITM product lines, marketing operations with our distributors are handled through our partner firm.

Bluecomm and our CRM program for Pizza Hut Korea allow us to have an everyday presence and association with an internationally recognized brand name.

Further, CinTel and our subsidiaries are currently reviewing an effort to re-brand our entire holdings. Management believes this will allow us to gain larger name brand recognition and serve as a marketing tool to create a value-added place in the market when our name is attached.

Markets

Semiconductors serve as the foundation of most complex electronic products. The semiconductor manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Semiconductors are packaged from larger wafers produced by third parties of silicon base material purchased from various suppliers. Each wafer typically consists of multiple semiconductors, while each wafer contains its own identity consisting of electrical circuitry etched from core designs to provide an electrical connection between the components mounted to it.

Products that utilize semiconductors have high levels of complexity and short life cycles as original equipment manufacturers continually develop new and increasingly sophisticated products. We believe these characteristics benefit semiconductor manufacturers that can assist original equipment manufacturers in bringing a product to market faster by providing the engineering expertise, process controls and execution capabilities to accelerate product development and quickly proceed to volume production. Manufacturers of complex electronics products in high-growth markets, including consumer electronics, the computer and networking industry, medical devices, military contracts, automobiles, aviation and the telecommunications industry are continually under pressure to bring their products to market faster. Management believes the success of these industries is dependent on, among other things, technological advancements, demand for a wider variety of product applications, and increasingly powerful electronic components. CinTel believes that the time-critical and highly complex nature of the new and emerging markets will further increase the demand for rapid production of complex semiconductor packaging.

CinTel sees several trends in the semiconductor manufacturing industry and the Factory Automation Design. These include:

Shorter Electronic Product Life Cycles. Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. We believe these time-to-market requirements are causing original equipment manufacturers to increasingly rely on semiconductor manufacturers who have the capability to meet the technology demands of compressed product life cycles. With CinTel’s Factory Automation Design services in house, we are able to provide that time sensitive and cost effect results to our internal and external customers.

Increasing Complexity of Electronic Products. The increasing complexity of electronic products is driving technological advancements in semiconductor packaging. Original equipment manufacturers are continually designing more complex and higher performance electronic products, which require semiconductors that can accommodate higher speeds and component densities. We believe that original equipment manufacturers are increasingly relying upon highly flexible manufacturers who invest in advanced manufacturing process technologies and sophisticated engineering staff to accelerate product development.

Poised for Growth, With package being a critical element of the electronics component, the semiconductor packaging and assembly market is poised for tremendous growth in the future. The market is drifting towards array and leading-edge packaging solutions while continuing to grow more complex and sophisticated. The increase in outsourcing has further bolstered the growth of the industry. CinTel is investing in advanced technology and infrastructure to keep abreast of customer’s varying requirements, thus manufacturing a wide variety of miniaturized packages for use in high-speed and high-performance applications.

The market for CRM services is growing, according to Forrester Research. The market for CRM software and services will continue to grow, but at a slower pace, particularly spending on new CRM licenses, according to the Cambridge, Massachusetts based firm. Total CRM revenues in 2006 will reach $8.4 billion, up 7% from the year before, and growth will hang steady, averaging 7% per year and reaching $10.9 billion by 2010 [cite source]. In contrast, AMR Research, which included all customer management applications in its study, not just the historical trio of sales, marketing and service, predicts that the market will reach $18 billion by 2010 [Forrester Research, http://searchcrm.techtarget.com/news/article/0,289142,sid11_gci1229901,00.html].

Management believes much of the new growth will come from the midmarket. Another study by New York-based Access Markets International (AMI) found that businesses with between 100 and 999 employees will spend more than $1 billion on CRM applications this year. Just 35% of the midmarket is currently using CRM applications, and spending will grow at a compound annual growth rate of 9%, according to AMI [Access markets International, http://www.crmindustry.com/newsletter/102506.htm].

Management believes that changes in markets and consumer lifestyle are having a powerful impact on customer behavior. The overarching result is that consumer are putting greater demands on firms in terms of high value products and services provided at the right place at the right time. As the changes drive the marketplace to become relationship-based, management believes the only way to maintain market share is to realign the companies’ business strategy and become customer centric. Thus, customer relationship management has become strategically important in positioning a company in today’s market. CRM solutions, Data Base Management and telemarketing are all fast-growing businesses in Korean market. Bluecomm has special expertise in DBM, HSC hosting, and telemarketing business.

The Market for Internet Traffic Management (ITM) remains stable as enterprise applications transform from mainframe and client/server applications into Web-based applications, the demand for improved performance made possible by Web caching systems increases. The explosion in multimedia enriched content available online is also driving this need.

Web-based data on the Internet is increasing at a rate beyond the ability of bandwidth extension to solve the performance problems created by the sheer volume of data. Web caching technology can solve the performance problem, but this technology must also solve the scalability, security, and manageability of high-traffic Web sites.

Distribution Channels

Our subsidiary, PSTS, distributes its products directly to its customers who in turn distribute the end products to both consumers and enterprise customers through multiple sources. Order placing and product delivery from distribution center to customer are typically completed within the same month.

PDT distributes their services directly to their enterprise customer base by creating new production lines for those customers. PDT does not actually produce traditional products by mass production but instead create custom facilities for their customers. Delivery to their customers is usually associated with onsite creation, but in the cases where the machining is created off base they are then delivered directly to the end customer.

Bluecomm delivers their services to both retail customers for their clients and services to their client in the form of marketing and research.

CinTel Korea uses the direct sales team of our partner to cover the Korean market only, focusing on the government, large service providers, and global enterprises.

Joint sales with global and Korean distributors are accomplished in cooperation with sales partners, through which we maximize our domestic and global sales opportunities. The sales partners are also called "distributors." Each of them works within their professional field and helps support our products.

We currently have six distributors, for our CinTel Korea ITM products, in the Korean and US markets: Seoul Commtech Co., Ltd., NetCom Systems Inc., SNETsystems Co., Zenlink Co., Ltd., and Hyundai HDS Co., Ltd.

Name of Distributor	URL	Area of Distribution
Singapore & Suntze Communications Engineering Pte., Ltd.	www.suntze.com.sg	The Peoples Republic of China
Canon System Solutions Co., Ltd	www.canon-sol.co.jp	Japan
Rikei Corporation	www.rikei.co.jp	Japan
NetSys Pte., Ltd	www.netsys.com.sg	Singapore
InterSpace Computers	www.interspaceisclou.com	USA

On December 5, 2005, we entered into a Distribution Agreement with InterSpace Computers LLC, whereby interSpace agreed to become a non-exclusive distributor in the United States for the sale of products in the iCache Series that are manufactured by us, excluding products manufactured on the basis of Original Equipment Manufacture (OEM) relationships and/or Contract Manufacture (CM) relationships with third parties for products not having the CinTel brand name. Under this Distribution Agreement, we agreed to supply InterSpace with products upon orders being placed at least three months in advance. Before the three months prior to the end of each calendar year, Interspace is required to provide us with an annual forecast covering the next twelve month period. The prices of products are subject to mutual agreement by both parties from time to time during the term of the Distribution Agreement. The term of this Distribution Agreement is from December 5, 2005 to December 5, 2006 and is automatically extended for successive one-year periods unless either party gives at least thirty days prior written notice of its intention not to extend the agreement.

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

Research and Development

We operate our own Research & Development Team and Technical Support Team. The R&D Team develops new features in our hardware architecture and cooperates with major customers in developing facilities or products.

Company	R&D Product Description

Bluecomm	- Call center system - DBM related development and maintenance

PSTS	None at this time

PDT	- Develops new product lines with customers - Semiconductor packaging - Automated Optical Inspection

CinTel Korea	- Develops Internet Traffic Management Solutions - Logging applications

New Product Development

We are developing new product lines for PSTS. Patents have been applied for on 46 products. Multiple other patents are pending, have been registered with Korea's national patent bureau. Management believes that the continued research and development into new and more productive semiconductor and semiconductor packaging lines will allow our subsidiaries to keep ahead of the curve in the industry.

Competition

Competition exists in terms of market penetration rather than in price of technology. With the high cost of entry into the market few competitors are ready to move into our sector on a large scale production capacity. PDT has a recognizable competitive advantage in their ability to design automated lines and fine tune current lines with factory automation design division. Their ability to act in such an aggressive manner to update or create new lines allows them to source out new capacity needs without the bottleneck of a third party designer for their lines.

PDT continues to maintain a competitive advantage with their long term relationship with Samsung. Their efforts to partner with Samsung in designing new lines for the enterprise keep them at the cutting edge of the industry. PDT maintains an exclusive contract with Samsung for LCD production that management believes is a highly profitable opportunity. Some of their competitors in the Korean market are Ever Techno, SFA Engineering Corp, K.C. Tech and Jusung Engineering.

PSTS as a former Samsung spinoff has the competitive advantage of maintaining the Samsung philosophy at their core. They are now in a high growth stage and recognize the efforts of competitors to undercut them. However, management believes that they have long term relationships that will not be compromised by minimal price competition. Some of their competitors in the Chinese market are Nantong Fujitsu, Changjian and Huatian.

Bluecomm’s CRM services for Pizza Hut Korea might have competitors for Pizza Hut’s business however, they do not directly have any competition within the CRM services sector to compete with their contracts for Pizza Hut Korea. This being said, the company’s management believes that they will continue to grow in the current market in relation to Pizza Hut’s corporate results. This will facilitate expansion opportunities for Bluecomm with our continued expansion of services for Pizza Hut Korea. Additionally, management believes that there are many direct and in-direct opportunities to leverage the skill-sets of Bluecomm and create new revenues and services in the CRM sector.

CinTel Korea believes that it is a leader in the industry in Korea, as demonstrated by the various awards that its products have received. There are two different types of content caching technologies: first, pure software systems on general-purpose hardware; and second, dedicated appliances with specialized software and file systems. The former group consists of products from companies like Inktomi, Ara Tech, and Microsoft. In the appliance category, the leaders are Network Appliance, Bluecoat, and Cisco according to industry statistics. We have been able to compete with these companies through our competitive product features, price, and customer service.

Intellectual Property

We have registered patents, registered trademarks and registered service mark with the Korean Intellectual Property Office. We also have multiple pending patent applications with the Korean Intellectual Property Office.

Registered Patents:

(1) "Load Balancer and Content Routing Method by Load Balancer" (Reg. No.:268838) valid through Nov. 7, 2018.

(2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022.

(3) "System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020.

(4) "Palette tilting apparatus for the inspection of backlight unit" (Reg. No.: 10-2007-0135163)

(5) "Palette for setting up backlight unit" (Reg. No.: 10-2006-0029303)

(6) "Automated assembly process for backlight unit" (Reg. No.: 10-2006-0029304)

(7) "Removal apparatus for top and bottom protection film of panel" (Reg. No.: 10-2007-0008975)

(8) "Apparatus and method for stick detachment" (Reg. No.: 10-2007-0060696)

(9) "Module and method for tag detachment" (Reg. No.: 10-2007-0060699)

(10) "Adhesion apparatus for LCD panel protection film" (Reg. No.: 10-2006-0080317)

(11) "Removal apparatus for panel cover sheet" (Reg. No.: 10-2007-0008773)

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

(13) Removal apparatus for panel cover sheet (Reg. No.: 10-2007-0008773)

Registered Trademarks:

(1) "i2one" - logo (Reg. No.: 525665) valid through Jul. 18, 2012

(2) "PacketCruz" - logo (Reg. No.: 470393) valid through May. 19, 2010

(3) "PeerTree Connect The Web" - logo (Reg. No.: 552597) valid through Jul. 1, 2013

Governmental Approvals
We are subject to local and global government rules and regulations that affect business generally. Neither Korea nor the governments in which we market our products specifically regulate the Internet Traffic Management solutions markets. Certain government approvals and recognitions, however, can be helpful and/or necessary in order to access certain government markets.

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

(4) December 2002: Awarded the government certification of "Promising Small & Medium Information-Communication Enterprise by Ministry of Information and Communication.

(5) May 2003: Registered as a member of Korea Software Industry Association (KOSA) authorized by Ministry of Information and Communication.

Product and Business Awards and Recognitions

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

(3) November 2001: Selected as an INNO-BIZ enterprise by Small and Medium-sized Business Association.

(4) December 2001: Won the Grand Prize of the Dream Venture Award by Korea Technology Guarantee Fund, Korea management Association.

(5) December 2001: Selected as a superior technology company by Korea Technology Credit Guarantee.

(6) January 2002: Won the Grand Prize of the Digital Innovation Award by Hankook Ilbo, Small and Medium-sized Business Association.

(7) April 2002: Chosen as an excellent company in technological innovation by Seoul Economic Daily.

(8) July 2002: Received an 'A' rating from Federation of Korean Industries Venture company by The Foundations of Korean Industries.

(9) August 2002: Certified ISO-9001 approval for Design and Services of Information Communication Equipment, Internet Traffic Management by International Organization for Standardization.

(10) December 2002: Awarded the Grand Prize of International Industrial Co-operation by The Foundations of Korean Industries and Maeil Economic Daily.

(11) February 2003: Appointed as Excellent Venture Company by Seoul Economic Daily in Korea.

(12) July 2003: Awarded 2003 Korea High-Quality Emerging Technology Prize by Seoul Economic Daily.

(13) November 2003: Awarded the Prime Minister Prize in 2003 Digital Innovation Awards by Korea Times and Hankook Ilbo.

(14) June 2004: Awarded "2004 The Best Hit Product of Korean SMB-Venture Companies" (by Seoul Economic Daily), Started up Memory Disk Solution Business (SST-V1).

(15) July 2004: Awarded "The 3rd Korea High-quality Emerging Technology Prize" (by Seoul Economic Daily).

(16) May 24, 2006: Awarded recognition as “Incredible best small company” by Inc.tank and Greater Louisville Inc along with Stoll Keenon Ogden.

(17) August 3, 2007 recognized as “Best Technology Company by TeN (The Greater Louisville Technology Network).

(18) March 13, 2008 recognized as “High Impact” growth company by Mayor of Louisville and High Impact program.

Employees

Set forth below are the employees of our various subsidiaries as of December 31, 2007:

PDT employed 150 full time employees in production, 15 in R&D, 10 in Sales and 50 in administration.

PSTS employed 648 full time employees in production and 41 in administration.

Bluecomm employed 73 full time employees and 203 part time employees in the service section, 3 in R&D/Technical, 6 in marketing and 10 in administration.

CinTel Korea employed 7 full time employees and 4 part time employees.

At the parent level, we employ 8 full time employees and 9 part time employees.

 None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Description of Property

We maintain two corporate offices with the Parent Company. We have lease agreements with respect to each office. Our U.S. office is located at 9900 Corporate Campus Drive, Suite 3000, Louisville, Kentucky 40223. We lease the U.S. office for a term of one year, which expires on March 31, 2008. The lease agreement for the U.S. office requires that we pay $975.00 dollars per month, which includes use of office equipment and staff.

Our Asia Pacific office is located in Daedong Bldg, 9FL #587-21 Sinsa-dong, Kangnam-gu, Seoul, Korea 135-892. The lease agreement for the Asia-Pacific office is for a term of one year and expires in December 31, 2008. Our monthly lease payment for the Asia Pacific office is $4,625 (including 10% VAT).

We maintain two production facilities. We own the property at each of these facilities. Our PSTS plant is located in Suzhou, China. The plant is owned by the corporation and is considered a manufacturing facility and office. The building is 226,379 sqft. The land consists of 16.4 acres.

Our PDT plant is located in Kyungki-Do, Korea. The plant is owned by the corporation and is considered a manufacturing facility and office. The building is 92,514 sqft. The land consists of 3.76 acres.

We maintain a corporate call center. This is our Bluecomm building located in Daejeon, Korea. The building is owned by the corporation and is consider a service center and office. The building is 28,879 sqft. The land consists of approximately 0.1 acres.

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

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

For the years ended December 31, 2007 and December 31, 2006, we incurred net losses of $8,436,224 and $1,785,861, respectively. As of December 31, 2007 we had a working capital surplus (current assets less current liabilities) of $7, 823, 473 and an accumulated deficit of $17, 779, 972. There can be no assurance that future operations will be profitable. Our failure to increase our revenue significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

WE MAY FAIL TO ANTICIPATE AND ADAPT TO MARKET CHANGES, WHICH COULD IMPAIR OUR ABILITY TO REMAIN COMPETITIVE AND HARM OUR MARKET SHARE.

Our success depends in part on our ability to anticipate rapidly changing market trends, and to adapt our products to meet the changing needs of Internet Traffic Management technology. Internet Traffic Management technology is characterized by frequent and often dramatic changes. This environment of rapid and continuous change presents significant challenges to our ability to develop new products for our target markets. If we fail to develop, gain access to and use leading technologies in a cost-effective and timely manner, maintain close working relationships with current and potential customers and expand our technical and design expertise in a manner that meets these changing market needs, we may lose our customers to competitors who may better anticipate changing market trends. If we are unable to compete effectively in the market for Internet Traffic Management and maintain or increase our market share, our business, financial condition and operating results could be adversely affected.

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS INADEQUATE, OUR ABILITY TO COMPETE SUCCESSFULLY COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on a combination of patent, trademark and copyright law and trade secret protection to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Detection and elimination of unauthorized use of our products is difficult. We may not have the means, financial or otherwise, to prosecute infringing uses of our intellectual property by third parties. Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. We are attempting to sell our products in countries and continents where we have not been granted patent protection. It is possible that in those locations a third party may make an infringing use of our technology and compete for the same market. If we are unable to protect or preserve the value of our patents, trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business, operating results and financial condition could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims that our products infringe upon the proprietary rights of others or that proprietary rights that we claim are invalid. Litigation may also be necessary to enforce the contractual arrangements which we have entered into to protect our intellectual property rights, but, there can be no assurance that the courts would enforce such arrangements. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

WE MAY NOT BE ABLE TO DEVELOP THE NEW PRODUCTS THAT WE NEED TO REMAIN COMPETITIVE.

Our future success depends on our ability to successfully identify new product opportunities, develop and bring to market new products and integrate new products and respond effectively to technological changes and product developments by our competitors. We are currently developing new products, as well as new applications of our existing products. However, the complexity of our products makes the process of internally researching, developing, launching and gaining client acceptance of a new product or a new application to an existing product is inherently risky and costly. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products and applications. Our products may not adequately meet the requirements of our current or prospective customers. Any failure by us to successfully design, develop, test and introduce such new products, or the failure of our recently introduced products to achieve market acceptance, could prevent us from maintaining existing customer relationships, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations. Any failure by us to accurately predict what competitors will develop and bring to market could also have a material adverse effect on our performance results.

OUR SUCCESS DEPENDS ON THE CONTINUING SERVICE OF SANG DON KIM, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR. IF MR. KIM WERE TO LEAVE, THIS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of Mr. Sang Don Kim, our President, Chief Executive Officer and sole director. We have not entered into an employment agreement with Mr. Kim. While Mr. Kim does not have any plans to retire or leave our company in the near future, the failure to retain the service of Mr. Kim could have a material adverse effect on our operating results and financial performance. We do not maintain key life insurance policies for any of our executive officers or other personnel.

RISKS RELATED TO OUR SECURITIES:

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE NOTES INCLUDED IN THIS PROSPECTUS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS AND COULD CAUSE A CHANGE IN CONTROL OF OUR COMPANY.

As of March 28, 2008, we had 97,824,896 shares of common stock issued and outstanding and convertible notes outstanding that may be converted into 238,404,597 shares of common stock which are registered for resale pursuant to this prospectus. The issuance of shares upon conversion of the convertible notes will result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Based on the current number of shares of our common stock outstanding, conversion of all of the outstanding convertible notes will result in a change in control of our company. As a result, the holders of out outstanding convertible notes upon conversion will have significant influence to: elect or defeat the election of our directors, amend or prevent amendment of our articles of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, upon conversion of the convertible notes our outside stockholders may be unable to influence management and exercise control over our business.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. During the past two years and subsequent interim quarterly periods the market price for our common stock has ranged from $0.12 to $0.53. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•  that a broker or dealer approve a person's account for transactions in penny stocks; and

•  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

•  in order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•  obtain financial information and investment experience objectives of the person; and

•  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and

•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CNCN.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.46	$0.38	$0.29	$0.14	$0.17	$0.02
June 30	$0.53	$0.35	$0.18	$0.17	$0.08	$0.02
September 30	$0.49	$0.24	$0.12	$0.10	$0.05	$0.02
December 31	$0.40	$0.20	$0.18	$0.16	$0.37	$0.03

At March 28, 2008, the closing price for our common stock was $0.21.

At March 28, 2008, there were 97,824,896 shares of our common stock issued and outstanding. There are approximately 417 stockholders of record at March 28, 2008.

The transfer agent of our common stock is Corporate Stock Transfer, whose address is 3200 Cherry Creek Drive South, Suite 430, Denver CO 80209.  The phone number of the transfer agent is (303) 282-4800.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use our assets, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

2004 COMPENSATION PLAN FOR EMPLOYEES AND OUTSIDE CONSULTANTS INCENTIVE STOCK PLAN

The 2004 Compensation Plan for Employees and Outside Consultants Incentive Stock Plan, as amended, (the “Compensation Plan”) has reserved 9,000,000 shares of common Stock for issuance. The primary purpose of the Compensation Plan is to provide employees and consultants with compensation for bona fide services rendered to the Company. The Compensation Plan is administered by a compensation committee or such other committee appointed by the Board which shall be designated by our Board of Directors to administer the Compensation Plan. If no committees have been established the Board will administer the Compensation Plan and designate one member of the Board as the Plan Administrator. All common stock shall be issued only pursuant to a Common Stock Agreement which shall be executed by the Board or Committee and shall contain such terms and conditions as the Board of Committee shall determine consistent with the Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

  We issued the following equity securities during 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

In October 2007, the Company issued 7,000,000 shares of common stock to eight investors for a total of $4,900,000 at a price of $0.70 per share.

In December 2007, 500,000 common shares were issued for consulting services at the value of $160,000.

All of the above securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

(Unit: USD)

	12/31/2007	12/31/2006
Revenue	218,234,855	21,134,797
Cost of sales	198,779,459	20,263,862
Gross Profit	19,455,396	870,935
Expenses	24,745,257	2,859,145
Operating (Loss)	(5,289,861)	(1,988,210)
Net (Loss)	(8,436,224)	(1,785,861)

The company is in the early stage of operations with its subsidiaries, as a result, much of the cost of revenue and operating expenses reflected in its consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise its operations. Accordingly, the Company believes that, at the Company’s current stage of operations, period-to-period comparisons of results of operations are not meaningful.

The company generated revenues of approximately $218.2 million and approximately $21.1 million for the fiscal year ended December 31, 2007 and 2006, respectively, which reflects an increase of approximately $197.1 million, an increase of 932.6%. The majority of this increase, as compared to the previous year, resulted from the consolidating of the revenue of Phoenix Digital Tech Co., Ltd (“PDT”), Bluecomm Co., Ltd (“Bluecomm”) our newly acquired subsidiaries in 2007, respectively.

The gross revenue of PSTS for the fiscal year ended 2007 are $113.6 million in 2007. PSTS’ revenue is comprised of its three business divisions: Printed Board Assembly (“PBA”) $31.2 million, Semiconductor Packaging (“PKG”) $30.1 million and Wafer $51.3 million. PSTS's main products are semiconductor packaging, NAND flash memory and printed board assembly.

The gross revenue of PDT for the fiscal year ended 2007 including its two subsidiaries are $97.4 million. PDT’s revenue is $53.9 million, which is comprised of its four business divisions: Factory Automation (“FA”) $29.8 million, Scriber (“SR”) $7.9 million, Screen Printer (“SP”) $10.2 million and Automated Optical Inspection (“AOI”) $6.0 million. The revenue of PDT’s two subsidiaries is $43.5 million, which is comprised of UB Precision $36.2 million and D-Networks $7.3 million. PDT’s main customer is Samsung Electronics Corporation, one of the largest display product manufacturers in the world. It specializes in manufacturing facilities, such as automated facilities for LCD module assembly line, scriber and break in-line system and automated distribution line facilities.

Bluecomm’s gross revenue for the fiscal year ended 2007 is $6.3 million. Bluecomm provides customer relationship management services for Pizza Hut Korea, which includes call center operation for customer support. The gross revenue of CinTel Korea for the fiscal year ended 2007 is 0.9 million.

The cost of sales for the fiscal years 2007 and 2006 was $198.7 million and $20.3 million, respectively, an increase of 880.96%, which is primarily attributable to the increase in revenues. Our gross margins for the fiscal years ended December 31, 2007 and 2006 increased from 4.1% to 8.9%, since PDT’s gross margin ratio is relatively high. The gross margin and ratio of PDT, including its subsidiaries, for the fiscal year 2007 are 13.6 million and 14%, respectively. The gross margin and ratio of PSTS for the fiscal year 2007 are 3.7 million and 3.29%, respectively; however, its gross margins for PBA and PKG divisions, excluding its wafer division with a low gross margin ratio, is 9.4%.

Total expenses for the fiscal years ended December 31, 2007 and 2006 totaled approximately $24.7 million and approximately $2.8 million, respectively, resulting in an increase of $21.8 million or 765.4%. The increase in the total expenses was primarily attributable to the consolidating of each subsidiary’s expenses. In addition, CinTel incurred large expense on the consulting service with regard to its financing from Woori Private Equity Fund and Korea Culture Promotion together with Phoenix M&M Corporation. Likewise, PDT incurred its own expense with regard to its acquisition of subsidiaries.

The operating loss from fiscal year 2007 and 2006 totaled $5.3 million and $1.9 million, respectively. The operating loss increased in fiscal 2007 as compared to fiscal 2006 for reasons including a low operating profit of subsidiary, PDT, which could have recorded a higher operating profit in 2007 and CinTel’s expense on the consulting service explained above. PDT’s low operating profit was due to the operating loss of its subsidiaries and the planned production of its FA division for 2007 carried forward to the next year. However, the company expects to see operating profit starting from 2008 since its financing related expense in 2007 will not incur in 2008, and PDT’s operating profit will move up as the production of FA division will increase by manufacturing in the expanded plant.

The net loss for fiscal year 2007 and 2006 totaled $8.4 million and $1.8 million, respectively. The main reason for the increase in the net loss for the fiscal year ended 2007 is due to the interest expense borne by CinTel for its convertible debenture issuance, the interest expense borne by PDT for its bank loan regarding its plant expansion and the impairment loss on investment.

In summary, the company incurred the net loss due to the expense of financing and low operating results from its subsidiaries and their subsidiaries. However, the company expects to see the operating profit in 2008 based on the increased production driven by the plant expansion and the production line extension of our subsidiaries.

Liquidity and Capital Resources

As of December 31, 2007 our cash balance was $29.9 million compared to $4.3 million at December 31, 2006. Total current assets at December 31, 2007 were $113.4 million compared to $17.1 million at December 31, 2006. We currently plan to use the cash balance and cash generated from operations for our growth through the acquisitions of semiconductor manufacturing company and for the investment of our subsidiaries on their operation and facility expansion.

For the fiscal year ended December 31, 2007, net cash used in operating activities was $22.5 million as compared to $3.7 million for the fiscal year ended December 31, 2006. The decrease in cash used in operating activities can be attributed to the increase in the account receivable, inventories and other receivable.

For fiscal year ended December 31, 2007, net cash used in investing activities was $120.7 million, compared to net cash used in investing activities of $26.6 million for the fiscal year ended December 31, 2006. The main reason for the decrease in cash used in investing activities was primarily attributed to the purchasing of the convertible bond of Kosdaq listed semiconductor manufacturer in Korea, STS Semiconductor & Telecommunications Co., Ltd., the acquisition of Bluecomm specializing in CRM and the acquisition of PDT, a semiconductor / display manufacturing equipment producer in Korea.

For the fiscal year ended December 31, 2007, net cash provided by Financing Activities was $170.5 million compared to $30.6 million for the fiscal year ended December 31, 2006. The main reason for the increase in cash used in operating activities was primarily attributed to the issuing of convertible bond to Woori PEF in the amount of $65 million and BoKwang Group in the amount of $11 million for financing. We are growing as a semiconductor group by investing the funds into the acquisition of semiconductor manufacturing companies. In addition, our subsidiaries are planning to expand their facilities and plants for their future growth.

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

Allowance for credit loss

The allowance for credit losses is management’s estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed review of individual portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. When receivables are past due for a period exceeding 2 years, a 100% allowance for credit losses is established without an individual analysis of the customer. A 100% allowance for credit losses is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

On December 31, 2007, the allowance for credit losses was $1.9 million of $20.3 million in accounts receivables and on December 31, 2005, the allowance for credit losses was $1.1 million of $6.8 million of accounts receivables. The allowance for credit losses in 2007 saw an increase of $0.7 million (66%) compared to 2006. However, the allowance ratio for credit losses dropped from 16.9% to 9.3% since PDT and PSTS supplied products for large-sized corporations such as Samsung Electronics and Hynix Semiconductor satisfying their accounts is fairly certain. The company expects that the allowance for credit losses will continually decrease.

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

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of March 28, 2008.

Name	Age	Position	Date of Election Or Appointment As Director
Sang Don Kim	40	President, Chief Executive Officer and Director	7/1997
JD Sparks	40	Executive Vice President	n/a
Kyo Jin Kang	41	Chief Financial Officer and Principal Accounting Officer	n/a
Sang Yong Oh	45	Director	7/2006
Kang Hee Lee	42	Director	7/2006
Jung Ho Kim	38	Director	12/2007

Sang Don Kim, President, Chief Executive Officer and Director - Mr. Kim has been President, Chief Executive Officer and the sole Director of CinTel Korea since July 1997 and has held the same positions with CinTel Corp. since September 30, 2003. From July 1994 through July 1996, Mr. Kim was the manager of strategic accounts and sales OEM of Hyundai Semiconductor. Mr. Kim is also the administrative director of Dosan Academy, the director of alumni association of IT College, Korea University, and an organizing member of Korea Digital Contents Leaders Forum by Korea IT Industry Promotion Agency.

JD Sparks, Executive Vice President - Mr. Sparks has been Executive Vice President of CinTel Corp since April 2005. He has over 15 years in the IT sector with positions in multiple roles. As regional supervisor for Microsoft’s marketing programs in the mid-west and the Atlantic regions, he coordinated the retail relationships between Microsoft and its partners and built the marketing team for regional demonstrations through Microsoft’s third party vendor. He has degrees in marketing, information systems, and Asian/Asian-American studies from Loyola University Chicago, as well as a degree in Commercial Photography.

Kyo Jin Kang, Chief Financial Officer and Principal Accounting Officer - Mr. Kang has been Chief Financial Officer, Chief Operating Officer and Principal Accounting Officer of CinTel Korea since June 2002 and has held the same positions with CinTel Corp. since September 30, 2003. From March 2001 to June 2002, Mr. Kang was the Chief Financial Officer of Barun Electronics Company. From November 1992 to March 2001, he worked for Korea Development Leasing Corporation (KDLC), the largest leasing company in Korea and a joint venture partner with Korea Long-term Credit Bank (currently, Kookmin Bank), ORIX in Japan, and IFC. During his employment KDLC, his positions included, senior manager of the CRC Task Force Team, assistant manager over the non-performing loan management team, assistant manager over the futures task force team, and officer in the small and medium size firm lease marketing team and an officer in the treasury department.

Sang Yong Oh, Director - Mr. Oh has served as one of our directors since July 2006. Mr. Oh currently serves as Vice President of Phoenix Asset Management, an alternative investment company based in Seoul Korea. From July 2005 through December 2006, Mr. Oh served as the Director of the Real Estate department of Daetoo Security, based in Seoul Korea. Mr. Oh served as Senior Manager at Korea Investment Security, a project financing company, from December 2001 through June 2005. Mr. Oh received a Bachelor of Arts degree in Economics and MA in International Trade from Sogang University in Seoul Korea. Mr. OH has also completed the PH.D course in International Trade at Sogang University.

Kwang Hee Lee, Director - Mr. Lee has served as one of our directors since July 2006.Mr. Lee is the Team Head of the Life Science Investment Team of KTB Network Corp. Me. Lee has served in this capacity since 1994. Mr. Lee graduated from the Sogang University in 1993 with a major in Business Administration. Mr. Lee also holds a MA in Finance from the Sogang University.

Jung Ho Kim, Director - Mr Kim has served as one of our directors since 2006. Mr Lee is a member of Woori PEF and has served in this capacity since 2006. Mr Kim graduated from Yeonsei University in 1995 with a major in Business Administration. He is a certified public accountant in Korea.

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

Committees of the Board of Directors

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations.

Family Relationships

There are no family relationships among our executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007.

Name and Principal Position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sang Don Kim, President, Chief Executive Officer and Director	2006 2007	120,000 170,000	0 0	0 0	0 0	0 0	0 0	0 0	120,000 170,000

We have not paid any salaries or other compensation above $100,000 to our officers, directors or employees since inception. We also have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sang Don Kim, President, Chief Executive Officer and Director	0	0	0	0	0	0	0	0	0

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Sang Don Kim	0	0	0	0	0	0	0
Sang Yong Oh	0	0	0	0	0	0	0
Kang Hee Lee	0	0	0	0	0	0	0
Jung Ho Kim	0	0	0	0	0	0	0

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our executive officers, directors and employees, which is filed as Exhibit 14.1 to this Form 10-K. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, CinTel Corp., 9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223. We are in the process of building a section of our Web site at www.cintelcorp.com where our Code of Ethics will be available to investors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 28, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Sang Don Kim	5,444,280	5.57%
3-105 Sampung Apt
1685, Seocho-dong, Seocho-gu
Seoul, Korea

Kyo Jin Kang	-	0.00%
5-301 Daelim Apt 695 Sanggae-dong, Noweon-gu
Seoul, Korea

Sang Yong Oh	1,803,043	1.84%
8-906 Hannam Height Apt
Oksu-dong Sungdong-gu
Seoul, Korea

Kang Hee Lee	-	0.00%
113-102 Samsung Apt 843, Shindang-dong, Jung-gu Seoul, Korea

Jung Ho Kim	-	0.00%
203-1702 Samsung Apt Shinkongduk-dong Mapo-gu Seoul, Korea

Joung Min Han.	6,900,000	7.05%
709-2, Mokdong 2nd Sungwon Apt. 101-1604,
Mok3-dong, Yangchon-gu,
Seoul, Korea

Tai Bok Kim	19,400,000	19.83%
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea

KTB Network Co., Ltd.	4,305,570 (2)	4.4%
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea

KTB China Optimum Fund	10,000,000 (3)	9.27%
6th Floor KTB B/D
826-14 Yeoksam-dong, Kangnam-gu
Seoul, Korea

STS Semiconductor & Telecommunication Co.,Ltd	10,000,000 (4)	9.27%
Baek-suk-dong, Cheonan-City
Chungnam-do, Korea

EMERGING MEMORY & LOGIC Solution Inc.,	6,341,154 (5)	6.09%
#844-274th Floor, Jeju Construction and Financial Cooperative, 301-1
Yeon-dong, Jeju-si,
Jeju-do, Korea

Woori PEF	92,742,857 (6)	48.67%
20Floor, Youngpoong Bldg. 33 Seorin-dong, Chongno-gu Seoul, Korea

Korea Culture Promotion	7,728,571 (7)	7.32%
2Floor, Duwon Bldg. 503-5, Sinsa-dong, Gangnam-gu Seoul, Korea

Phoenix M&M	7,728,571(8)	7.32%
180 Unyong-ri, Dunpo-myun Asan, Chungchoengnam-do, Korea

All named executive officers and directors as a group (5 persons)	7,247,323	7.4%

(1)
Applicable percentage ownership is based on 97,824,896 shares of common stock outstanding as of March 24, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 24, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
KTB Network Co., Ltd. is a publicly listed company on the KOSDAQ. Mr. Kwon, Sung Moon, the President and Chief Executive Officer of KTB Network Co., Ltd., has investment and voting control over the securities beneficially owned by KTB Network Co., Ltd.

(3)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.

(4)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.

(5)	Represents shares of common stock issuable upon conversion of $3,170,577 principal amount of convertible notes with a conversion price of $0.50 per share.

(6)	Represents shares of common stock issuable upon conversion of $64,920,000 principal amount of convertible notes with a conversion price of $0.70 per share.

(7)	Represents shares of common stock issuable upon conversion of $5,410,000 principal amount of convertible notes with a conversion price of $0.70 per share.

(8)	Represents shares of common stock issuable upon conversion of $5,410,000 principal amount of convertible notes with a conversion price of $0.70 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The company does not have any transactions since the beginning of the Company’s last fiscal year or any currently proposed transaction in which the Company was or is a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $104,800 and $54,223 for the years ended December 31, 2007 and December 31, 2006, respectively.

AUDIT-RELATED FEES

We did not incur fees for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees" during 2007 and 2006.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during 2007 and 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15. EXHIBITS.

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

10.29
Convertible Bonds Subscription Agreement between the Company and STS Semiconductor & Telecommunications Co. Ltd. dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)Stock Purchase Agreement by and between CinTel Corp and STS Semiconductor & Telecommunications Co., Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.30
Stock Purchase Agreement by and between CinTel Corp. and STS Semiconductor & Telecommunications Co. Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2007)

10.31
Convertible Bonds Subscription Agreement entered into as of March 15, 2007 with Woori Private Equity Fund (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2007)

10.32
Share Subscription Agreement dated August 27, 2007 by and between Phoenix Digital Tech Co. Ltd. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2007)

10.33	Share Subscription Agreement dated as of October 30, 2007 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2007)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2006)

16.1	Letter on change in certifying accountant (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission October 11, 2007)

21.1*	Subsidiaries

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

CinTel Corp.

By:	/s/ Sang Don Kim
Sang Don Kim
President, Chief Executive Officer
and Director (Principal Executive Officer)

By:	/s/ Kyo Jin Kang
Kyo Jin Kang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Sang Don Kim	President, Chief Executive Officer and Director	March 31, 2008
Sang Don Kim

/s/ Kyo Jin Kang	Chief Financial Officer	March 31, 2008
Kyo Jin Kang

/s/ Sang Yong Oh	Director	March 31, 2008
Sang Yong Oh

/s/ Kang Hee Lee	Director	March 31, 2008
Kang Hee Lee

CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cintel Corp. and Subsidiaries (a Nevada corporation, the "Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
of Cintel Corp.:

We have audited the accompanying consolidated balance sheet of Cintel Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Toronto, Canada
March 28, 2007 except as to Note 20
which is as of June 7, 2007

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

		Restated (Note 20)
	2007	2006
Current assets:
Cash and cash equivalents (Note 2)	$29,946,476	$4,337,088
Investments - short-term (Note 6)	21,073,400	-
Accounts receivable, net (Note 2)	18,398,559	5,620,693
Inventories (Note 3)	14,708,136	5,654,590
Loans receivable - current (Note 4)	9,247,168	430,000
Prepaid and other current assets (Note 5)	15,236,285	1,068,624

Total current assets	108,610,024	17,110,995

Property, plant and equipment, net (Note 7)	100,233,981	25,977,243

Other assets:
Restricted cash	4,802,288	-
Loans receivable, net of current portion (Note 4)	1,030,291	-
Investments in securities (Note 6)	37,503,147	1,964,466
Intangible assets (Note 9)	28,193,672	7,740,271
Security deposits	7,026,260	-
Land rights (Note 8)	335,299	356,172

Total other assets	78,890,957	10,060,909

Total assets	$287,734,962	$53,149,147

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

		Restated (Note 20)
	2007	2006
Current liabilities:
Accounts payable	$31,589,923	$8,164,357
Accrued expenses	3,682,780	-
Deferred revenue	3,816,078	113,793
Notes payable, current (Note 10)	61,383,334	11,112,570
Other current liabilities	314,436	-

Total current liabilities	100,786,551	19,390,720

Long-term liabilities:
Accrued severance benefits (Note 11)	5,380,222	97,404
Notes payable, net of current portion (Note 10)	29,350,587	4,877,188
Convertible debentures (Note 12)	104,098,920	15,284,295

Long-term liabilities	138,829,729	20,258,887

Total liabilities	239,616,280	39,649,607

Non-controlling interest	42,503,486	8,726,492

Commitments and contingencies (Note 19):

Stockholders' equity: (Note 14)
Common stocks: 300,000,000 shares authorized, par value $0.001 per share, 97,824,896 shares and 87,619,896 shares issued and outstanding, respectively	97,824	87,619
Additional paid-in capital	20,293,203	14,319,408
Treasury stock	-	(5,630)
Accumulated other comprehensive income (loss)	3,004,141	(170,806)
Accumulated deficit	(17,779,972)	(9,457,543)

Total stockholders' equity	5,615,196	4,773,048

Total liabilities and stockholders' equity	$287,734,962	$53,149,147

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	Restated (Note 20) 2006
Revenues:
Finished goods	$208,142,199	$16,210,675
Merchandise	2,747,652	4,785,720
Services	7,345,004	138,402
	218,234,855	21,134,797
Cost of revenue:
Finished goods	191,819,888	15,936,096
Merchandise	2,641,869	4,327,766
Services	4,317,702	-
	198,779,459	20,263,862

Gross profits	19,455,396	870,935

Operating expenses:
General and administrative expenses	23,519,649	2,568,989
Research and development	-	19,045
Depreciation and amortization	1,225,608	271,111
	24,745,257	2,859,145

Loss from operations	(5,289,861)	(1,988,210)

Other income (expenses):
Interest income	1,949,846	786,677
Rental and other income	341,991	-
Net loss from sale of assets	(531,003)	(117,496)
Interest expenses	(4,419,567)	(372,177)
Impairment loss on investment	(5,074,539)	-
Share of income (loss) from equity investment	(2,695,028)	16,393
Amortization of deferred financing fees	-	(90,000)
Foreign currency transaction gain (loss)	(83,015)	58,836
	(10,511,315)	282,233
Loss before income taxes and non-controlling interest	(15,801,176)	(1,705,977)

Income tax benefit (expense) (Note 13)	1,382,769	(52,664)
Non-controlling interest	5,982,183	(27,220)
	7,364,952	(79,884)

Net loss	(8,436,224)	(1,785,861)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,638,757	591,604
Unrealized loss on investment	(61,667)	(722,409)
	3,577,090	(130,805)

Other comprehensive loss before non-controlling interest	(4,859,134)	(1,916,666)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	Restated (Note 20) 2006

Foreign currency translation adjustments - Non-controlling interest	(396,513)	(48,958)

Total comprehensive loss	$(5,255,647)	$(1,965,624)

Loss per share - basic and diluted (Note 18)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	90,024,479	68,753,837

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock		Additional paid-in	Treasury	Cumulative other comprehensive	Retained earnings (Accumulated
	Shares	Amount	capital	stock	income (loss)	deficit)	Total
Balance, January 1, 2006	42,379,354	$42,379	$5,351,058	$(5,630)	$121,739	$(7,269,855)	$(1,760,309)
Restatement adjustments (Note 20)	-	-	-	-	(110,750)	(267,801)	(378,551)
Restatement adjustments (Note 20)	-	-	-	-	(2,032)	(134,026)	(136,058)
Restated Balance,January 1, 2006	42,379,354	42,379	5,351,058	(5,630)	8,957	(7,671,682)	(2,274,918)
Unrealized loss on investment	-	-	-	-	(722,409)	-	(722,409)
Issuance of shares for consulting services (Note 14)	500,000	500	89,500	-	-	-	90,000
Conversion of convertible debentures (Note 14)	44,300,542	44,300	8,808,890	-	-	-	8,853,190
Issuance of shares for consulting services (Note 14)	440,000	440	69,960	-	-	-	70,400
Foreign currency translation adjustment	-	-	-	-	542,646	-	542,646
Net loss for the year	-	-	-	-	-	(1,806,092)	(1,806,092)
Restatement adjustment (Note 20)	-	-	-	-	-	20,231	20,231
Balance, December 31, 2006	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,457,543)	$4,773,048
Balance, January 1, 2007	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,343,747)	$4,886,844
Restatement adjustments (Note 20)	-	-	-	-	-	(113,796)	(113,796)
Restated Balance, January 1, 2007	87,619,896	87,619	14,319,408	(5,630)	(170,806)	(9,457,543)	4,773,048
Issuance of shares for consulting services (Note 14)	580,000	580	98,020	-	-	-	98,600
Issuance of shares for employee remuneration (Note 14)	100,000	100	19,900	-	-	-	20,000
Restatement adjustment (Note 20)	-	-	-	5,630	(5,630)	113,795	113,795
Issuance of shares for consulting services (Note 14)	825,000	825	318,575	-	-	-	319,400
Issuance of shares for consulting services (Note 14)	1,200,000	1,200	484,800	-	-	-	486,000
Issuance of shares for consulting services (Note 14)	500,000	500	159,500	-	-	-	160,000
Issuance of shares (Note 14)	7,000,000	7,000	4,893,000	-	-	-	4,900,000
Unrealized loss on investment	-	-	-	-	(61,667)	-	(61,667)
Foreign currency translation adjustment	-	-	-	-	3,242,244	-	3,242,244
Net loss for the year	-	-	-	-	-	(8,436,224)	(8,436,224)
Balance, December 31, 2007	97,824,896	$97,824	$20,293,203	$-	$3,004,141	$(17,779,972)	$5,615,196

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	Restated (Note 20) 2006
Cash flows from operating activities:
Net loss	$(8,436,224)	$(1,785,861)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	520,818	963,409
Amortization of financing fees	-	90,000
Non-controlling interest’s share of gain (loss)	(5,982,183)	27,220
Common stocks issued for consulting services and employee remuneration	1,084,000	160,400
Bad debt expense	74,657	-
Share of (gain) loss from equity investment	(506,011)	16,393
Net (gain) loss on sale of property	(657,239)	117,496
Increase in assets:
Accounts receivable	(12,852,523)	(4,597,233)
Other receivable	(2,004,923)	-
Inventory	(9,053,546)	(5,206,015)
Prepaid expenses and other assets	(12,162,738)	(704,511)
Security deposits	(7,026,260)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	23,740,002	7,204,452
Deferred revenue	3,816,082	(22,264)
Accrued expense	3,682,780	-
Accrued severance benefits	3,245,312	28,048

Cash used in operating activities	(22,517,996)	(3,708,466)

Cash flows from investing activities:
Acquisition of investments in securities	(56,096,987)	-
Proceeds from disposal of securities held for investment	-	99,071
Acquisition of property and equipment	(74,099,444)	(26,869,066)
Loan receivable	(9,847,459)	(430,000)
Acquisition of intangible assets	(20,453,401)	(8,096,443)
Changes in non-controlling interest	39,759,177	8,726,492

Cash used in investing activities	(120,738,114)	(26,569,946)

Cash flows from financing activities:
Proceeds from convertible debenture	88,814,625	15,284,295
Common stocks issued	4,900,000	-
Proceeds from short and long-term notes	78,934,689	15,299,110
Principal payments of notes payable	(2,153,020)	-

Cash provided by financing activities	170,496,294	30,583,405

Net increase in cash	27,240,184	304,993

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	Restated (Note 20) 2006

Effect of foreign currency translation	3,180,575	542,646

Cash and cash equivalent - beginning of year	4,337,088	3,489,449

Restricted cash	(4,811,371)	-

Cash and cash equivalent - end of year	$29,946,476	$4,337,088

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$1,026,665	$357,798
Income taxes	$61,374	$52,664

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Description of Business

Cintel Corp. and Subsidiaries, formerly known as Link2 Technologies, Inc., (“Cintel” or "the Company") was incorporated in the State of Nevada on August 16, 1996. The Company changed its name from Great Energy Corporation International to Link2 Technologies, Inc. on April 24, 2001 and again to Cintel Corp. on September 30, 2003.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the “Agreement") with Cintel Co., Ltd., ("Cintel Korea") a Korean corporation and its shareholders. By the agreement, the Company acquired 100% of the issued and outstanding capital stock of Cintel Korea and in return, the shareholders of Cintel Korea received 16,683,300 shares (equivalent to 82%) of the Company. While the Company is the legal parent, as a result of the reverse-takeover, Cintel Korea became the parent company for accounting purposes.

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

PSTS conducts its operations in the Wujiang Economic Development Zone, Jiangsu, People's Republic of China ("PRC"). PSTS was incorporated on March 2, 2004, without share capital, pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and other electrical components for sale to the Korean market.

On May 18, 2007, the Company entered into a Share Sale and Purchase Agreement to acquire 100% of the outstanding common stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”). Pursuant to the purchase agreement, the Company acquired 220,000 shares of Bluecomm for Korean Won 6,027,600,000 (approximately $6,483,100).

Bluecomm is a Korean based company engaged in the business of Customer Relationship Management (CRM) solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center (HSC) hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and data base management operations services.

On August 27, 2007, the Company entered into a Share Purchase Agreement to acquire 50% of the total equity of Phoenix Digital Tech Co. Ltd. (“PDT”) for Korean Won 32,500,000,000 (approximately $34,700,000). The purchase was financed through the proceeds raised from the sale of Cintel's convertible bonds. PDT was incorporated in May 1992 and conducts its operations in Pyung Taek, Korea. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Financial Statement Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will realize its assets and discharge its debts in the normal course of business.

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of Cintel Corp., Cintel Korea, PSTS, Bluecomm, and PDT. The merger of the Company with Cintel Korea has been recorded as recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The purpose of Cintel Korea’s merger with the Company was to acquire a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as recapitalization of the Company is deemed appropriate.

The acquisitions of PSTS, Bluecomm, and PDT have been accounted for by the purchase method, with the net assets of these companies brought forward at their fair market values.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and intangible assets; valuation allowances for doubtful receivables and deferred tax assets; depreciation and amortizable lives; recoverability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash deposits that are restricted as to withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow. At December 31, 2006, cash and cash equivalents include restricted cash of $78,275 pledged as collateral on performance bonds and a deposit of $2,840,249 was pledged as security for a bank loan.

Accounts Receivable

Trade accounts receivable are presented at face value less allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the existing accounts receivable. The Company determines the allowance based on Company’s historical experience and review of specifically identified accounts and ageing data. The Company reviews its allowance for doubtful accounts periodically. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivables are shown net of allowance of $1,893,126 and $1,143,169 as of December 31, 2007 and 2006, respectively.

Inventories

Raw materials and supplies are stated at the lower of cost or market where the cost is determined by using the first in first out weighted-average method on perpetual basis.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Work-in-process and finished goods are stated at the lower of cost or market value, using the first in first out weighted average cost method. Net realizable value is determined by deducting applicable selling expenses from the product selling price.

Merchandise inventory is stated at the lower of cost or net realizable value. Net realizable value is determined by deducting applicable selling expenses from selling price.

Investments

Investments with original maturities of less than 90 days are considered cash equivalents, and all other investments are classified as short-term or long-term investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.

Investments in securities are recorded in accordance with Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities that are bought and held principally for the purpose of selling them in near term are classified as trading securities and are reported at fair value with net unrealized gain or loss recognized in earnings available-for-sale investments are stated at fair value with net unrealized gain or loss reported in stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value. Realized gains and losses, and declines in value determined from other than temporary are included in the statement of operations.

Investments subject to significant influence have been recorded using the equity method.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost.  Cost of renewals and betterment that extend the economic useful lives of the related assets are capitalized.  Expenditures for ordinary repairs and maintenance are charged to expense as incurred.

Depreciation is provided using the straight-line method over the following estimated useful lives of the assets.

Buildings located in China	20 years
Buildings located in Korea	30 years
Machinery and equipment	5 - 10 years
Measuring equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years
Software	5 years
Landscaping	5 years
Structure	5 years

Gain or loss on sale or disposition of assets is included in the statement of operations.

Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. CIP at December 31, 2007 represents capitalized interest expense and other accumulated costs for the new manufacturing facilities under construction.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Rights

Land right is stated at cost. Amortization is provided on a straight line basis over 50 years.

Government Grants

Government grants without obligation to repay are recognized as reduction of the depreciable basis of the assets that are associated with the grants.

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

For the years ended December 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Research and Development Costs

Research and development costs consist primarily of salaries and subcontracting expenses and are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, short-term and long-term investments, and short-term debt approximate fair value due to the short maturities of these instruments. The estimated fair values of other financial instruments, including debt, equity, and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

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

The Company provides credit to its customers in the normal course of operations. It carries out, on a continuing basis, credit checks of its customers, and maintains allowance for credit losses contingent upon management’s forecasts. For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having similar characteristics such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

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

Comprehensive Income

The Company records its other comprehensive income under SFAS No. 130, Reporting of Comprehensive Income. SFAS 130 which establishes standards for reporting and presentation of comprehensive income and its components. The Company’s other comprehensive income represents unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustment.

Earnings per Share

SFAS No. 128, “Earnings per Share” requires disclosure on the financial statements of basic and diluted earnings per share. Basic earning (loss) per share is computed by dividing the net earning (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning (loss) per share is determined using the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant effect on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories consist of the following as of December 31, 2007 and 2006:

	2007	2006

Raw materials	$3,034,427	$3,964,276
Work-in-process	9,119,467	314,445
Finished goods	1,433,773	428,727
Merchandise and supplies	1,120,469	947,142
Total	$14,708,136	$5,654,590

Note 4 - Loans Receivable

Loans receivable from unrelated companies were as follows as of December 31:

	2007	2006

Loan receivable from CNY, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$150,000	$-

Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Mature in April and August 2008.	3,846,960	-

Loan receivable from Phoenix M&M, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in September 2008.	5,343,000	-

Loan receivable from unrelated private companies in Korea, unsecured, bears interest at 17% payable with principal upon maturity. The loan matured in June 2007.	-	215,000

Loan receivable from unrelated private companies in Korea, unsecured, bears interest at 8% payable with principal upon maturity. The loan matured in December 2007 and was collected in January 2007.	-	215,000

Other short-term loans receivable	937,499	-

	10,277,459	430,000
Less: current portion	9,247,168	430,000

Loan receivable, net of current	$1,030,291	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2007 and 2006:

	2007	2006

Prepaid expenses	$1,439,730	$1,068,624
Receivables from sale of assets	5,289,724	-
Advance payments to vendors	2,004,923	-
Other current assets	6,501,908	-
Total	$15,236,285	$1,068,624

Note 6 - Investments

Short-Term Investments

The Company holds various time deposits and financial instruments with maturity less than one year and recorded as short-term investments. The Company’s investment in the short-term instruments at December 31, 2007 was $21,073,400.

Investments in Debt and Equity Securities

Investment in non-marketable equity securities in which the Company has less than 20% interest and does not have the ability to exercise significant influence over the investee are initially recorded at cost. These investments are periodically reviewed for other than temporary impairment.

The Company’s investment in debt and equity securities at December 31, 2007 and 2006 were as follows:

	2007	2006
Investment in Cintel Systems Corp.	$501,173	$-
Convertible Debenture A (STS)	11,173,519	-
Phoenix Asset Management (fka Global Assets Inc.)	11,051,513	1,959,209
Investment in PluM Tech	213,720	-
We-Tech	1,416,563	-
East Gate	1,163,405	-
Phoenix Springs	3,205,800	-
Debt securities - bonds	260,291	-
Investment in equity securities held by subsidiaries	8,383,744	-
Other miscellaneous	133,419	5,257
Total	$37,503,147	$1,964,466

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture A

The debenture, issued in April 2007 and maturing on April 20, 2012, is non-interest bearing until the date of conversion. If the conversion right is not exercised within the conversion period, April 2008 until March 2012, interest will accrue at 8% annually. At any time within the conversion period, the bond may, at the option of the holder, be converted into common shares in the Company at the price of $8.60 (8,010 won). The conversion price will be adjusted based on the fair market value of the debtor's share. The adjustment shall be limited to a maximum of 30% of the conversion price. The debenture has been pledged as security for the Company’s own Convertible Debenture-B as stated in Note 12.

Note 7 - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2007	2006
Land	$29,508,360	$-
Buildings and improvements	35,598,569	11,181,632
Machinery and equipment	21,843,857	19,068,569
Furniture and fixtures	8,736,692	816,058
Vehicles	740,673	183,546
Software	241,095	767,209
Small tools	680,015	-
	97,349,261	32,017,014

Less: Accumulated depreciation	19,832,760	6,039,771
	77,516,501	25,977,243

Construction in progress	22,717,480	-

Property and equipment, net	$100,233,981	$25,977,243

Depreciation expenses for the years ended December 31, 2007 and 2006 were $924,369 and $271,111, respectively.

Note 8 - Land Rights

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method. The carrying value of land rights at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Land rights at cost	$369,224	$369,224
Less: Accumulated depreciation	33,925	13,052
Net carrying amount	$335,299	$356,172

Note 9 - Intangible Assets

Intangible assets consist of the following at December 31:

	2007	2006
Goodwill	$26,592,993	$7,740,271
Other intangible assets	1,600,679	-
Net carrying amount	$28,193,672	$7,740,271

Goodwill is recorded in connection with the Company’s acquisitions of foreign subsidiaries (PSTS, Bluecomm, and PDT, as described in Note 1) and represents the intangible benefits that the acquired businesses are expected to bring to the Company in the future by providing the Company the access to potential strategic customers and broadening the Company’s product/service offerings to its customers. Goodwill is not amortized for financial reporting purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of five years. Amortization expense on these intangible assets for the year ended December 31, 2007 was $301,239.

Note 10 - Notes Payable

Notes payable consist of the following at December 31:

	2007	2006
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.85%. The note is unsecured and matures in April 2008.	$3,000,000	$-
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in September 2008.	3,400,000	-

(Continued)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipments and matures in March 2008.	1,600,000	-
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 5.86%. The note is unsecured and matures in October 2008.	3,027,510	-
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipments and matures in January 2008.	1,000,000	-
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 6.14%. The note is unsecured and matured in April 2007.	-	3,202,500
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 6.44%. The note is unsecured and matured in June 2007.	-	1,922,305
Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 5.68%. The note is secured by cash deposit of $2,840,249 and matured in April 2007.	-	2,730,811
Construction loan payable to China Construction Bank, payable quarterly installment of $443,226 with interest at bank prime. The note is secured by real estate and matures in July 2009.	-	4,878,048
Construction loan payable to China Construction Bank, payable quarterly installment of $250,000 with interest at LIBOR plus 1.18%. The note is secured by real estate and matures in July 2009.	-	2,750,000
Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 6.93% to 7.81%. The notes are secured by real property in Korea and mature on March 2008.	2,544,691	-
Notes payable to Shin-Han Bank of Korea, payable monthly interest-only, with interest at 5.95% to 6.43%. The notes are secured by real estate and mature in June and October 2008.	6,411,600	-
Notes payable to Nong Hyup Bank of Korea, payable monthly interest only, with interest at 4.1%. The notes are unsecured and mature in November 2008.	534,300	-
Notes payable to Citi Bank of Korea, payable monthly interest only with interest at 4.98% to 6.04%. The notes are secured by real estate and mature in July 2008.	10,797,134	-
Notes payable to Korea Exchange Bank, payable monthly interest only, with interest at 5.00% to 6.55%. The notes are unsecured and mature in October, November, and December 2008.	4,274,400	-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	2007	2006
Note payable to Kook Min Bank of Korea, payable monthly interest only, with interest at 4.97%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2008.	8,548,800	-

Note payable to Citi Bank Korea, payable monthly interest-only, with interest at 5.56%. The note is secured by a deed of trust covering the Company’s real property and matures in October and November 2009.	10,686,000	-

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	681,767	-

Note payable to Industrial Bank of Korea, payable monthly interest only, with interest at 8%. The note is unsecured and matures in 2008.	6,207,858	-

Notes payable to Woori Bank, payable monthly interest only. The note is unsecured and matures in January 2009.	6,473,639	-

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 5.84%. The note is matures in 2008.	1,068,600	-

Notes payable to Citi Bank Korea, payable monthly interest only with interest at 2.5% to 5.8%. The note matures in 2008.	5,229,769	-

Loan payable to local government with annual interest rate at 4.75%. The loan is unsecured and classified as a long term debt.	89,014	-

Notes payable to Shin-Han Bank of Korea, payable monthly interest only, with interest at 3.77%.	3,714,454	-

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 5.18%.	1,602,900	-

Notes payable to Industrial Bank of Korea, payable monthly interest-only, with interest at 4.7%.	4,274,400	-

Other short term notes payable of subsidiaries, unsecured, due on demand	2,423,389	430,000

Other long term notes payable of subsidiaries	3,124,499	-

Auto loan payable with monthly payment of $340, bearing no interest. The loan is secured by the vehicle and matures in December 2008.	-	10,165

Note payable to an unrelated party, bearing no interest. The note is unsecured and due on demand.	-	39,000

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009	19,197	26,859
	90,733,921	15,989,688
Less: current portion	61,383,334	11,112,570
Long-term debt	$29,350,587	$4,877,118

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$61,383,334
2009	20,950,204
2010	2,306,723
2011	1,300,828
2012 and thereafter	4,792,832
Total	$90,733,921

Note 11 - Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2007 and 2006, were $5,380,222 and $97,404, respectively.

Note 12 - Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

	2007	2006
Face value	$-	$-

Convertible debenture - A (CinTel)	15,284,295	15,284,295
Convertible debenture - B (CinTel)	64,920,000	-
Convertible debenture - C (CinTel)	10,820,000	-
Convertible debenture - D (PDT)	13,074,625	-
	$104,098,920	$15,284,295

Convertible Debenture -A

The convertible debentures issued on October 30, 2006 are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount will be made in a formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and are limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of December 31, 2007, no bonds have been converted.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For any unconverted amount as of October 30, 2011, interest accrues at the rate of 8% per annum provided that PSTS generates total revenues of $65,800,000 and an operating profit of $6,800,000 in 2007, and total revenue of $95,400,000 and an operating profit of $10,600,000 in 2008. If the conditions are not achieved, interest accrues at 10% per annum. Interest is due and payable in cash on the maturity date of October 30, 2011.

Convertible Debenture - B

The convertible debenture issued on April 12, 2007 will mature on April 12, 2012 and are convertible into shares of common stock of the Company, at the option of the holder, at a rate of $0.70 per share. The coupon rate of the bond is at the compounded interest rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at 8% per annum.

The debenture agreement requires the Company to pursue to list its common stock on either NASDAQ, London Stock Exchange, Hong Kong Stock Exchange or Singapore Exchange Securities Trading Limited and use its best efforts to obtain such listing by October 31, 2009.

In the event that the Company does not secure such listing by October 31, 2009 for any reason not solely attributable to the holder of the debenture is entitled to exercise its put option to redeem the debenture at the face values and is also be entitled to receive interest on the outstanding principal balance of the debenture calculated at the compounded rate of 10% per annum.

In the case of the Company completes the listing process prior to the end of October of 2009, the holder is entitled, on or after the fourth anniversary of the issuance of the debenture, to exercise its put option to redeem the debenture at the face value plus interest at 8% per annum.

In case of the occurrence of default by the Company and if such default is not cured within 60 days, the holder is entitled to exercise its put option to redeem the debenture at the face value plus interest at 19% per annum.

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of December 31, 2007, proceeds from the bond $11,173,519 is invested in convertible debenture issued by STS and these debentures have been pledged as security for this Convertible Debenture-B as stated in Note 6.

Convertible Debenture - C

The debenture was issued on April 12, 2007, with maturity on April 12, 2012, is convertible into shares of common stock of the Company, at the option of the holder at a rate of $0.70 per share. The coupon rate of the bond is at the rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.

At any time during the period from November 1, 2009 to March 12, 2012, the holder is entitled to exercise its put option to redeem the debentures at the face value thereof, in which case the holder is entitled to interest at 8% per annum. Upon the occurrence of any event of default by the Company, the holder is entitled to exercise its put option to redeem the debentures at the face value if the default is not cured within 60 days, in which case the holder is entitled to receive interest at 19 % per annum.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture - D

The debentures were issued by PDT in August, November, and December 2007, respectively, with maturities in December 2010 thru September 2012. These debentures are convertible into shares of common stock of PDT, at the option of the holders at a range of $80.15 to $96.17 per share. The coupon rate of the bonds ranges 0.0% to 2.4% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.

At any time during the period from September 2007 to August 2012, the holders are entitled to exercise its put option to redeem the debentures at the face value thereof, in which case the holder is entitled to interest at 8% per annum. Upon the occurrence of any event of default by the Company, the holders are entitled to exercise its put options to redeem the debentures at the face value if the default is not cured within 60 days, in which case the holders are entitled to receive interest at 19 % to 20% per annum.

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

Note 13 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes.” This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiaries in 2007 and 2006 are 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rates range from 10% to 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The company has accumulated about $10,460,000 and $8,144,000 of taxable losses in its Korea and US operations, respectively. The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses and taxable losses carried forward. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

For the first two profitable taxation years, taxable income of PSTS, a subsidiary in China, is exempt from income taxes. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Current income tax provision:
US	$-	$-
Foreign taxes of subsidiaries	61,374	52,664
	61,374	52,664
Deferred income tax benefit:
US	-	-
Foreign taxes of subsidiaries	(1,444,143)	-
Income tax benefit	$(1,382,769)	$52,664

The Company has deferred tax assets (liabilities) at December 31, 2007 and 2006 as follows:

	2007	2006
Research and development expenses amortized over 5 years for tax purposes	$165,207	$270,195
Other timing differences	520,579	255,953
Net operating loss carryforwards	2,540,300	2,155,532
	3,226,086	2,681,680
Valuation allowance	(3,226,086)	(2,681,680)
	$-	$-

Note 14 - Capital

In January 2005, the Company issued 240,000 common shares for consulting service at the value of $20,500.

In January 2005, 2,262,424 common shares were issued upon the conversion of $40,000 of convertible debentures.

In February 2005, 622,200 common shares were issued upon the conversion of $50,000 of convertible debentures.

In February 2005, 400,000 common shares were issued for consulting services at the value of $44,000.

In March 2005, 1,485,120 common shares were issued upon the conversion of $80,000 of convertible debentures.

In March 2005, the Company repurchased 93,830 common shares for $105,259. The excess of repurchase price over fair market value was recorded as an employee benefit.

In March 2005, 1,905,136 common shares were issued upon the conversion of $140,000 of convertible debentures.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2005, 1,311,769 common shares were issued upon the conversion of $40,000 of convertible debentures.

In April 2005, 1,200,000 common shares were issued for consulting services at the value of $48,000.

In April 2005, 712,500 common shares were issued upon the conversion of $20,000 of convertible debentures.

In May 2005, 1,329,346 common shares were issued upon the conversion of $50,000 of convertible debentures.

In May 2005, 2,333,551 common shares were issued upon the conversion of $70,000 of convertible debentures.

In June 2005, 150,000 common shares were issued for consulting services at the value of $4,500.

In June 2005, 3,268,031 common shares were issued upon the conversion of $80,000 of convertible debentures.

In July 2005, 704,225 common shares were issued upon the conversion of $20,000 of convertible debentures.

In September 2005, 500,000 common shares were issued for consulting services at the value of $15,000.

In October 2005, 400,000 common shares were issued for consulting services at the value of $36,000.

In December 2005, 145,252 common shares were issued upon the conversion of $38,492 of convertible debentures including interest.

In April 2006, 500,000 common shares were issued for consulting services at the value of $90,000.

In May 2006, 44,300,542 common shares were issued upon the conversion of $8,853,191 of convertible debentures including interest.

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

In October 2007, 7,000,000 shares of common stock to eight investors for a total of $4,900,000 at a price of $0.70 per share.

In December 2007, 500,000 common shares were issued for consulting services at the value of $160,000.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1999, the Board of Directors of Cintel Korea adopted a stock option plan to allow employees to purchase ordinary shares of the Cintel Korea.

The stock option plan granted 96,000 options for the common stock of Cintel Korea having a $0.425 nominal par value each and an exercise price of $0.425. In 2002, 53,000 stock options were cancelled. In 2003, an additional 30,000 stock options were cancelled.

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the years ended December 31, 2007 and 2006 and no option is outstanding at December 31, 2007.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock option activity during the years in 2007 and 2006:

	2007	2006
Outstanding, beginning of year	-	106,000
Exercised	-	-
Cancelled	-	-
Expired	-	106,000
Outstanding, end of year	-	-

Weighted average fair value of options granted during the year	$-	$-
Weighted average exercise price of options, beginning of year	$-	$-
Weighted average exercise price of options granted during the year	$-	$-
Weighted average exercise price of options, end of year	$-	$-
Weighted average remaining contractual life of common stock options	-	-

Note 15 - Related Party Transactions

Significant transactions with companies affiliated by common control for the year ended and as of December 31, 2007 are summarized as follows:

	2007	2006
Accounts receivable from STS	$2,060,745	$1,749,945
Accounts receivable from BKLCD (fka We-Tech)	$-	$1,882,528
Accounts receivable from BKLS	$5,966,257	$-
Accounts payable to STS	$1,776,307	$1,428,234
Accounts payable to BKLCD (fka We-Tech)	$1,029,509	$2,631,573
Sales to STS	$70,667,505	$7,972.281
Sales to BKLCD (fka We-Tech)	$4,868,916	$5,113,353
Purchase from STS	$10,363,356	$4,780,074
Purchase from BKLCD (fka We-Tech)	$5,266,035	$3,299,765

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

Note 16 - Significant Concentration of Sales

For the year ended December 31, 2007, the Company’s subsidiary in China, PSTS, had a major customer which accounted for about 62% of the PSTS’s total revenue.

For the same period, PDT, a subsidiary in Korea, had three major customers which accounted for about 73% of the PDT’s total revenue.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Appropriated Retained Earnings

The Company’s subsidiary in Korea, PDT, is required under the regulation of Restriction of Tax Reduction and Exemption Act in Korea, to appropriate a part of their net profits for statutory surplus reserve and reserve for technological development and business investment. For the statutory surplus reserve, an amount equivalent to 10% or more of the declared dividends is transferred to the reserve until the reserve reaches 50% of the registered capital of PDT. The reserve is not distributable as cash dividends but can be converted into capital upon approval of the Company.

Note 18 - Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the years ended December 31, 2007 and 2006:

	2007	2006
Numerator for basic and diluted earnings per share:
Net loss	$(8,436,224)	$(1,965,624)

Denominator:
Basic and diluted weighted average shares outstanding	90,765,938	68,753,837
Basic and diluted loss per share	$(0.09)	$(0.03)

Note 19- Commitments and Contingencies

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in December 2008. Future minimum annual payments (exclusive of taxes and insurance) under the lease are $40,640 in 2008. Rent expenses paid during the years ended December 31, 2007 and 2006 were $77,867 and $149,387, respectively.

(b)
The Company is committed to pay interest of 8% or 10% on its convertible bonds payable, should PSTS, the Company’s subsidiary in China, fail to achieve the predetermined earnings threshold as disclosed in Note 12.

(c)	PSTS is committed to pay a management fee to the government of Republic of China of approximately $2,400 per annum for the use of land as disclosed in Note 8.

(d)	PSTS, in accordance with its Articles of Incorporation, has to maintain a minimum capital of $20,000,000.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)
The Company's subsidiary in Korea, Bluecomm, is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2008	$64,103
2009	64,103
2010	32,052
$160,258

(f)
The Company’s Korean subsidiary, PDT, has an outstanding commitment under standby letters-of-credit totaling approximately $5,000,000. This standby letter-of-credit was issued on behalf of affiliated companies.

Note 20 - Restatement of the 2006 Comparative Consolidated Financial Statements

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

The affects of this restatement for December 31, 2006 are to increase the deferred revenue from the consolidated financial statements dated March 28, 2007 from $nil to $113,793 on the consolidated balance sheet; and to increase revenue from merchandise from $4,394,60 to $4,785,720, to increase revenue from finished goods from $16,187,493 to $16,210,675 and to increase cost of sales for merchandise from $3,948,569 to $4,327,766 and to increase cost of sales for finished goods from $15,921,242 to $15,936,096 on the consolidated statements of operations and comprehensive loss.