Form 10-K/A
period 2007-12-31
CINTEL CORP
filed 2008-04-11
CIK 1191334

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

This annual report on Form 10-K ("Form 10-K ") is being filed to amend our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Form 10-K"), which was originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2008. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-K contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-K/A is being amended to amend include the names of the Company’s independent registered public accounting firms on the audit report letters included in Form 10-K.

We have not updated the information contained herein for events occurring subsequent to March 31, 2008, the filing date of the Original Form 10-K.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2008.

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
Kyo Jin Kang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Sang Don Kim	President, Chief Executive Officer and Director	April 10, 2008
Sang Don Kim

/s/ Kyo Jin Kang	Chief Financial Officer	April 10, 2008
Kyo Jin Kang

/s/ Sang Yong Oh	Director	April 10, 2008
Sang Yong Oh

/s/ Kang Hee Lee	Director	April 10, 2008
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

Los Angeles, California	Kim & Lee Corporation
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
of Cintel Corp.:

We have audited the accompanying consolidated balance sheet of Cintel Corp. and Subsidiaries (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operations and comprehensive (loss), stockholders' equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.
Cedar City, Utah
April 16, 2007

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