Form 10-Q
period 2008-03-31
CINTEL CORP
filed 2008-05-15
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of May 14, 2008 was 97,825,196.

.

CINTEL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and the Subsidiaries

We have reviewed the accompanying consolidated interim balance sheets of Cintel Corp. and Subsidiaries (the "Company") as of March 31, 2008 and the related consolidated interim statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three month ended March 31, 2008. These consolidated interim financial statements are the responsibility of the Company's management.

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

The financial statements as of March 31, 2007, were reviewed by other accountants, whose report dated June 7, 2007, that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Kim & Lee Corporation

Los Angeles, California
May 9, 2008

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007
(UNAUDITED)

ASSETS
		Restated (Note 20)
	2008	2007
Current assets:
Cash and cash equivalents (Note 2)	$32,839,823	$4,958,888
Investments - short-term (Note 6)	12,160,529	-
Accounts receivable, net (Note 2)	31,150,805	5,829,031
Inventories (Note 3)	19,459,524	6,959,950
Loans receivable - current (Note 4)	17,816,216	212,600
Prepaid and other current assets (Note 5)	30,560,720	1,048,214

Total current assets	143,987,617	19,008,683

Property, plant and equipment, net (Note 7)	113,307,269	30,116,133

Other assets:
Loans receivable, net of current portion (Note 4)	5,673,776	151,508
Investments in securities (Note 6)	36,421,841	2,440,802
Land rights (Note 8)	331,552	356,775
Intangible assets (Note 9)	28,064,927	7,740,271
Security deposits	6,870,649	-

Total other assets	77,362,745	10,689,356

Total assets	$334,657,631	$59,814,172

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
		Restated (Note 20)
	2008	2007
Current liabilities:
Accounts payable	$32,470,682	$16,044,058
Accrued expenses	9,359,565	-
Deferred revenue	9,008,160	-
Notes payable, current (Note 10)	84,408,671	10,746,058
Advance from shareholder (Note 15)	-	282,758
Other current liabilities	2,607,083	-

Total current liabilities	137,854,161	27,072,874

Long-term liabilities:
Accrued severance benefits (Note 11)	4,114,597	88,449
Notes payable, net of current portion (Note 10)	33,542,736	4,206,219
Convertible debentures (Note 12)	112,536,245	15,284,295

Long-term liabilities	150,193,578	19,578,963

Total liabilities	288,047,739	46,651,837

Non-controlling interest	44,158,345	8,655,613

Commitments and contingencies (Note 19):

Stockholders' equity: (Note 14)
Common stocks: 300,000,000 shares authorized, par value $0.001 per share, 97,824,896 shares and 88,299,896 shares issued and outstanding, respectively	97,824	88,299
Additional paid-in capital	20,293,203	14,437,328
Treasury stock	-	(5,630)
Accumulated other comprehensive income (loss)	2,436,213	(214,496)
Accumulated deficit	(20,375,693)	(9,798,779)

Total stockholders' equity	2,451,547	4,506,722

Total liabilities and stockholders' equity	$334,657,631	$59,814,172

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	Restated (Note 20) 2007
Revenues:
Finished goods	$50,260,975	$16,484,917
Merchandise	350,814	211,446
Services	2,035,130	978
	52,646,919	16,697,341
Cost of revenue:
Finished goods	49,096,772	16,160,910
Merchandise	303,682	207,639
Services	1,105,663	-
	50,506,117	16,368,549

Gross profits	2,140,802	328,792

Operating expenses:
General and administrative expenses	4,149,116	416,108
Research and development	-	10,630
Depreciation and amortization	286,286	100,397
	4,435,402	527,135

Loss from operations	(2,294,600)	(198,343)

Other income (expenses):
Interest income	760,145	133,349
Rental and other income	139,461	-
Net income from sale of assets	37,044	-
Interest expenses	(1,871,682)	(253,152)
Share of loss from equity investment	(430,249)	-
Amortization of deferred financing fees	-	(90,000)
Foreign currency transaction loss	(137,735)	-
	(1,503,016)	(209,803)
Loss before income taxes and non-controlling interest	(3,797,616)	(408,146)

Income tax expense (Note 13)	(330)	-
Non-controlling interest	1,202,225	66,909
	1,201,895	66,909

Net loss	(2,595,721)	(341,237)

Other comprehensive income (loss):
Foreign currency translation adjustments	(600,098)	(47,658)
Unrealized gain on investment	32,170	-
	(567,928)	(47,658)

Other comprehensive loss before non-controlling interest	(3,163,649)	(388,895)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	Restated (Note 20) 2007

Foreign currency translation adjustments - Non-controlling interest	(452,634)	3,968

Total comprehensive loss	$(3,616,283)	$(384,927)

Loss per share - basic and diluted (Note 18)	$(0.03)	$0.00

Weighted average number of common shares outstanding - basic and diluted	97,824,896	87,846,563

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

					Cumulative	Retained
			Additional		other	earnings
	Common stock		paid-in	Treasury	comprehensive	(Accumulated
	Shares	Amount	capital	stock	income (loss)	deficit)	Total
Balance, January 1, 2007	87,619,896	$87,619	$14,319,408	$(5,630)	$(170,806)	$(9,343,747)	$4,886,844
Restatement adjustments (Note 20)	-	-	-	-	-	(113,796)	(113,796)
Restated Balance, January 1, 2007	87,619,896	87,619	14,319,408	(5,630)	(170,806)	(9,457,543)	4,773,048
Issuance of shares for consulting services (Note 14)	580,000	580	98,020	-	-	-	98,600
Issuance of shares for employee remuneration (Note 14)	100,000	100	19,900	-	-	-	20,000
Restatement adjustment (Note 20)	-	-	-	-	-	113,796	113,796
Foreign currency translation adjustment	-	-	-	-	(43,690)	-	(43,690)
Net loss for the period	-	-	-	-	-	(455,032)	(455,032)
Balance, March 31, 2007	88,299,896	$88,299	$14,437,328	$(5,630)	$(214,496)	$(9,798,779)	$4,506,722
Balance, January 1, 2008	97,824,896	$97,824	$20,293,203	$-	$3,004,141	$(17,779,972)	$5,615,196
Unrealized gain on investment	-	-	-	-	32,170	-	32,170
Foreign currency translation adjustment	-	-	-	-	(600,098)	-	(600,098)
Net loss for the period	-	-	-	-	-	(2,595,721)	(2,595,721)

Balance, March 31, 2008	97,824,896	$97,824	$20,293,203	$-	$2,436,213	$(20,375,693)	$2,451,547

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	Restated (Note 20) 2007
Cash flows from operating activities:
Net loss	$(2,595,721)	$(341,237)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	286,286	972,173
Amortization of financing fees	-	90,000
Non-controlling interest’s share of loss	(1,202,225)	(66,909)
Common stocks issued for consulting services	-	118,600
Share of loss from investment	462,419	-
Net gain on sale of property	(37,044)	-
(Increase) decrease in assets:
Accounts receivable	(12,752,246)	(208,339)
Other receivable	(7,538,010)	-
Inventory	(4,751,388)	(1,305,360)
Prepaid expenses and other assets	(7,786,425)	20,410
Security deposits	155,611	-
Increase (decrease) in liabilities:
Accounts payable	3,173,406	7,879,704
Deferred revenue	5,192,082	(113,793)
Accrued expense	5,676,785	-
Accrued severance benefits	771,881	(8,955)

Cash provided by (used in) operating activities	(20,944,589)	7,036,294

Cash flows from investing activities:
Acquisition of investments in securities	-	(498,547)
Proceeds from disposal of securities held for investment	9,554,845	-
Acquisition of property and equipment	(13,262,725)	(5,047,672)
Loan receivable	(13,212,533)	(65,892)
Acquisition of intangible assets	72,687	-
Changes in non-controlling interest	2,857,084	(3,968)

Cash used in investing activities	(13,990,642)	(5,616,079)

Cash flows from financing activities:
Proceeds from convertible debenture	8,437,325	-
Proceeds from short and long-term notes	26,059,224
Advance from shareholder	-	282,758
Principal payments of notes payable	(879,244)	(1,037,481)

Cash provided by (used in) financing activities	33,617,305	(754,723)

Net increase (decrease) in cash	(1,317,926)	665,492

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	Restated (Note 20) 2007

Effect of foreign currency translation	(600,098)	(43,692)

Cash and cash equivalent - beginning of period	29,946,476	4,337,088

Restricted cash	4,811,371	-

Cash and cash equivalent - end of period	$32,839,823	$4,958,888

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:

Interest	$1,466,571	$253,152

Income taxes	$330	$-

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
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

Cintel Korea, located in Seoul Korea, was in business of developing network solutions to improve technical limitations to the internet traffic. During 2007, Cintel Korea ceased the network solution operation due to lack of profitability.

On October 30, 2006, the Company entered into an Equity Purchase Agreement with STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean corporation, to acquire 51% of the total equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for $16,500,000. The purchase was financed through the proceeds raised from the sale of Cintel's convertible bonds in an aggregate of $15,284,295. Shareholders of PSTS made additional equity investments during the 1st quarter of 2008. Accordingly, the Company contributed $4,896,000, which is proportionate to its current ownership, to PSTS and no change in ownership resulted from this additional investment.

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
MARCH 31, 2008 AND 2007
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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

The functional currencies of the Company are the Korean Won (“KRW”) and Chinese RMB (“RMB”). Assets and liabilities of the Company are translated into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No 52, Foreign Currency Translation, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity.

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

Cash deposits that are restricted as to withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow. At March 31, 2008 and 2007, cash and cash equivalents include restricted cash of $4,133,274 and $80,046, respectively, pledged as security for a bank loan.

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

Accounts receivables are shown net of allowance of $1,432,024 and $1,130,408 as of March 31, 2008 and 2007, respectively.

Inventories

Raw materials and supplies are stated at the lower of cost or market where the cost is determined by using the first in first out weighted-average method on perpetual basis.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. CIP at March 31, 2008 represents capitalized interest expense and other accumulated costs for the new manufacturing facilities under construction.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

For the periods ended March 31, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

Recent Accounting pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 on its financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 3 - Inventories

Inventories consist of the following as of March 31:

	2008	2007

Raw materials	$3,236,262	$5,319,234
Work-in-process	11,842,720	518,734
Finished goods	3,229,647	-
Merchandise and supplies	1,150,895	1,121,982

Total	$19,459,524	$6,959,950

Note 4 - Loans Receivable

Loans receivable from unrelated companies were as follows as of March 31:

	2008	2007

Loan receivable from CNY, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$156,471	$151,508

Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Mature in April and August 2008.	3,641,508	-

Note receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in September 2008.	14,161,420	-

Loan receivable from unrelated private companies in Korea, unsecured, bears interest at 17% payable with principal upon maturity. The loan matured in June 2007.	-	212,600

Notes receivable from F&F Investment, a private company in Korea, 10.5%-12% interests, payable interest only in monthly and quarterly installments. Matures in December 2008 and September 2009.	5,057,650	-

Other short-term loans receivable	472,943	-

	23,489,992	364,108
Less: current portion	17,816,216	212,600

Loan receivable, net of current	$5,673,776	$151,508

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 5 - Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of March 31:

	2008	2007

Prepaid expenses	$5,683,820	$1,048,214
Receivables from sale of assets	3,625,693	-
Advance payments to vendors	14,454,712	-
Other current assets	6,796,495	-

Total	$30,560,720	$1,048,214

Note 6 - Investments

Short-Term Investments

The Company holds various time deposits and financial instruments with maturity of less than one year, and recorded them as short-term investments. The Company’s investment in the short-term instruments at March 31, 2008 was $12,160,529.

Investments in Debt and Equity Securities

Investment in non-marketable equity securities in which the Company has less than 20% interest and does not have the ability to exercise significant influence over the investee are initially recorded at cost. These investments are periodically reviewed for other than temporary impairment.

The Company’s investment in debt and equity securities at March 31, 2008 and 2007 were as follows:

	2008	2007

Investment in Cintel Systems Corp.	$474,408	$498,547
Convertible Debenture A (STS)	11,173,519	-
Pheonix Asset Management (fka Global Assets Inc.)	10,427,028	1,937,339
Investment in PluM Tech	202,306	-
We-Tech	1,340,909	-
East Gate	1,101,272	-
Phoenix Springs	3,034,590	-
Debt securities - bonds	219,907	-
Investment in equity securities held by subsidiaries	8,141,512	-
Other miscellaneous	306,390	4,916

Total	$36,421,841	$2,440,802

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Note 7 - Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31:

	2008	2007

Land	$28,306,520	$-
Buildings and improvements	34,812,621	11,148,501
Machinery and equipment	22,155,249	24,216,829
Furniture and fixtures	9,321,558	873,945
Vehicles	685,325	165,097
Software	230,771	754,682
Small tools	657,893	-
	96,169,937	37,159,054

Less: Accumulated depreciation	20,787,226	7,042,921
	75,382,711	30,116,133

Construction in progress	37,924,558	-

Property and equipment, net	$113,307,269	$30,116,133

Depreciation expenses for the periods ended March 31, 2008 and 2007 were $230,228 and $94,343, respectively.

Note 8 - Land Rights

The Company has an agreement with the government of the PRC for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes. The Company has the right to apply for renewal by notifying the government no later than six months prior to the expiry of the agreement. The government has no obligation to approve the renewal application.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method. The carrying value of land rights at March 31, 2008 and 2007 are summarized as follows:

	2008	2007

Land rights at cost	$369,224	$369,224
Less: Accumulated depreciation	37,672	12,449

Net carrying amount	$331,552	$356,775

Note 9 - Intangible Assets

Intangible assets consist of the following at March 31:

	2008	2007

Goodwill	$26,592,993	$7,740,271
Other intangible assets	1,471,934	-

Net carrying amount	$28,064,927	$7,740,271

Goodwill was recorded in connection with the Company’s acquisitions of foreign subsidiaries (PSTS, Bluecomm, and PDT, as described in Note 1) and represents the intangible benefits that the acquired businesses are expected to bring to the Company in the future by providing the Company the access to potential strategic customers and broadening the Company’s product/service offerings to its customers. Goodwill is not amortized for financial reporting purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of five years. Amortization expense on these intangible assets for the period ended March 31, 2008 was $56,058.

Note 10 - Notes Payable

Notes payable consist of the following at March 31:

	2008	2007

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.85%. The note is unsecured and matures in April 2008.	$3,000,000	$-

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in September 2008.	3,400,000	-

(Continued)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is unsecured and matures in October 2008.	3,903,367	-

Note payable to Min-Seng Bank of China, payable monthly interest only with interest at LIBOR plus 1.80%. The note is unsecured and matures in April 2009.	1,500,000

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 6.14%. The note is unsecured and matured in April 2007.	-	3,234,893

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 6.44%. The note is unsecured and matured in June 2007.	-	1,940,250

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at 5.68%. The note is secured by cash deposit of $2,836,087 and matured in April 2007.	-	2,730,811

Construction loan payable to China Construction Bank, payable quarterly installment of $447,551 with interest at bank prime. The note is secured by real estate and matures in July 2009.	-	4,479,144

Construction loan payable to China Construction Bank, payable quarterly installment of $250,000 with interest at LIBOR plus 1.18%. The note is secured by real estate and matures in July 2009.	-	2,500,000

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 6.93% to 7.81%. The notes are secured by real property in Korea and mature on March 2008.	2,066,473	-

Notes payable to Shin-Han Bank of Korea, payable monthly interest-only, with interest at 5.95% to 6.43%. The notes are secured by real estate and mature in June and October 2008.	6,411,600	-

Notes payable to Nong Hyup Bank of Korea, payable monthly interest only, with interest at 4.1%. The notes are unsecured and mature in November 2008.	534,300	-

Notes payable to Citi Bank of Korea, payable monthly interest only with interest at 4.98% to 6.04%. The notes are secured by real estate and mature in July 2008.	9,445,554	-

Notes payable to Korea Exchange Bank, payable monthly interest only, with interest at 5.00% to 6.55%. The notes are unsecured and mature in October, November, and December 2008.	6,297,460	-

Note payable to Kook Min Bank of Korea, payable monthly interest only, with interest at 4.97%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2008.	8,548,800	-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Note payable to Citi Bank Korea, payable monthly interest-only, with interest at 5.56%. The note is secured by a deed of trust covering the Company’s real property and matures in October and November 2009.	14,732,120	-

Note payable to Citi Bank Korea, payable monthly interest-only. The note is classified as a long term debt due to its maturity.	6,069,180

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	681,767	-

Note payable to Industrial Bank of Korea, payable monthly interest only, with interest at 8%. The note is unsecured and matures in 2008.	11,265,508	-

Notes payable to Woori Bank, payable monthly interest only. The note is unsecured and matures in January 2009.	4,982,994	-

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 5.84%. The note is matures in 2008.	1,068,600	-

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 8.403%. The note is matures in February 2009.	4,551,885	-

Notes payable to Worri Bank of Korea, payable monthly interest only, with interest at 7.12%. The note is matures in April 2009.	5,057,650

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 6.65%. The note is matures in 2008.	2,528,825	-

Notes payable to Korea Exchange Bank of Korea, payable monthly interest only, with interest at 7.72%. The note is matures in May 2008.	5,057,650	-

Notes payable to City Bank of Korea, payable monthly interest only, with interest at 1.88 to 2.29%. The note is matures in 2008.	2,906,563	-

Loan payable to local government with annual interest rate at 4.75%. The Loan is unsecured and classified as long term debt	67,408	-

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 5.18%. The loan is secured by real estate. The note is matures in 2015.	1,517,295	-

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 4.7%. The note is matures in 2009 and 2010.	4,046,120	-

Notes payable to Shin Han Bank of Korea, payable monthly interest only, with interest at 3.77%. The loan is secured by real estate. The note is matures in 2011.	3,516,078	-

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009	18,500

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Other Long term notes payable of subsidiaries	4,775,710

Note payable to an unrelated party, bearing no interest. The note is unsecured and due on demand.	-	39,000

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009		28,179
	117,951,407	14,952,277

Less: current portion	84,408,671	10,746,058

Long-term debt	$33,542,736	$4,206,219

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$84,465,660
2009	26,293,056
2010	2,306,723
2011	1,300,828
2012 and thereafter	3,585,140

Total	$117,951,407

Note 11 - Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at March 31, 2008 and 2007, were $4,114,597 and $88,449, respectively.

Note 12 - Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

	2008	2007

Convertible debenture - A (Cintel)	$15,284,295	$15,284,295
Convertible debenture - B (Cintel)	64,920,000	-
Convertible debenture - C (Cintel)	10,820,000	-
Convertible debenture - D (PDT)	21,511,950	-

	$112,536,245	$15,284,295

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

Convertible Debenture -A

The convertible debentures issued on October 30, 2006 are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount will be made in a formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and are limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of March 31, 2008, no bonds have been converted.

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

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of March 31, 2008, proceeds from the bond $11,173,519 is invested in convertible debenture issued by STS and these debentures have been pledged as security for this Convertible Debenture-B as stated in Note 6.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Note 13 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes.” This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiaries in 2008 and 2007 are 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rates range from 10% to 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The company has accumulated about $11,770,000 and $8,617,000 of taxable losses in its Korea and US operations, respectively. The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

For the first two profitable taxation years, taxable income of PSTS, a subsidiary in China, is exempt from income taxes. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the periods ended March 31, 2008 and 2007 are summarized as follows:

	2008	2007
Current income tax provision:
US	$-	$-
Foreign taxes of subsidiaries	330	-
	330	-
Deferred income tax benefit:
US	-	-
Foreign taxes of subsidiaries	-	-

Income tax expense	$330	$-

The Company has deferred tax assets (liabilities) at March 31, 2008 and 2007 as follows:

	2008	2007

Research and development expenses amortized over 5 years for tax purposes	$-	$267,000
Other timing differences	488,043	253,000
Net operating loss carryforwards	2,803,750	2,287,000
	3,291,793	2,807,000
Valuation allowance	(3,291,793)	(2,807,000)

	$-	$-

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

	2008	2007
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the periods ended March 31, 2008 and 2007 and no option is outstanding at March 31, 2008.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

The following table summarizes the stock option activity during the periods ended March 31,:

	2008	2007

Outstanding, beginning of period	-	106,000
Exercised	-	-
Cancelled	-	-
Expired	-	(106,000)
Outstanding, end of period	-	-

Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of options, beginning of period	$-	$-
Weighted average exercise price of options granted during the period	$-	$-
Weighted average exercise price of options, end of period	$-	$-
Weighted average remaining contractual life of common stock options	-	-

Note 15 - Related Party Transactions

Significant transactions with companies affiliated by common control for the period ended and as of March 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accounts receivable from STS	$7,080,366	$2,210,384
Accounts receivable from BKLCD (fka We-Tech)	$1,197,970	$1,266,875
Accounts receivable from BKLS	$-	$-
Accounts payable to STS	$-	$9,669,402
Accounts payable to BKLCD (fka We-Tech)	$-	$2,475,410
Sales to STS	$18,565,787	$9,918.606
Sales to BKLCD (fka We-Tech)	$323,579	$2,298,188
Purchase from STS	$1,689,186	$13,338,851
Purchase from BKLCD (fka We-Tech)	$-	$1,821,825

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

The advances from the chief executive officer, who is also a 15% shareholder of the Company, are non-interest bearing and unsecured. The advances were repaid on maturity on May 3, 2007.

Note 16 - Significant Concentration of Sales

For the period ended March 31, 2008, the Company’s subsidiary in China, PSTS, had a major customer which accounted for about 91% of the PSTS’s total revenue.

For the same period, PDT, a subsidiary in Korea, had three major customers which accounted for about 70% of the PDT’s total revenue.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Note 18 - Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended March 31, 2008 and 2007:

	2008	2007
Numerator for basic and diluted earnings per share:
Net loss	$(2,608,136)	$(341,237)

Denominator:
Basic and diluted weighted average shares outstanding	97,824,896	87,846,563

Basic and diluted loss per share	$(0.03)	$(0.00)

Note 19- Commitments and Contingencies

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in December 2008. Future minimum annual payments (exclusive of taxes and insurance) under the lease are $29,647 in 2008. Rent expenses paid during the periods ended March 31, 2008 and 2007 were $23,699 and $39,828, respectively.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

(e)
The Company's subsidiary in Korea, Bluecomm, is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2008	$48,077
2009	64,103
2010	32,052
$144,232

(f)
The Company’s Korean subsidiary, PDT, has an outstanding commitment under standby letters-of-credit totaling approximately $5,000,000. This standby letter-of-credit was issued on behalf of affiliated companies.

Note 20 - Restatement of the 2007 Comparative Interim Financial Statements

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

The effects of this restatement on the consolidated financial statements for the period ended March 31, 2007 with accountants’ review report dated May 11, 2007 were an increase in revenue from merchandise from $207,801 to $211,446, from finished goods from $16,298,317 to $16,484,917, an increase in cost of sales for merchandise from $204,100 to $207,639, and an increase in cost of sales for finished goods from $16,087,999 to $16,087,999 on the consolidated statements of operations and comprehensive loss.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Our subsidiaries include:

●	Phoenix Semiconductor Telecommunication (Suzhou) located in Suzhou, China , provides semiconductor package products in different groups of Dual, Quad and BGA.

●
Phoenix Digital Tech located in Kyungki-Do, Korea, provides manufacturing facilities and equipments for LCD, PDP (Plasma Display Panel) and semiconductor production. UB Precision, a subsidiary of Phoenix Digital Tech provides testing products such as LCD/OLED probe stations for display and probe card for semiconductor.

●	Bluecomm located in Daejeon, Korea, provides solutions for Customer Relationship Management (CRM) and related total solutions for call center outsourcing and Home Service Center hosting.

●	CinTel Korea located in Seoul, Korea produces and distributes our traditional base products in the Internet Traffic Management (ITM) sector.

Results of Operations
(Unit: USD)
	3/31/2008	3/31/2007
Revenue	52,646,919	16,697,341
Cost of sales	50,506,117	16,368,549
Gross Profit	2,140,802	328,792
Expenses	4,435,402	527,135
Operating (Loss)	(2,294,600)	(198,343)
Net (Loss)	(2,595,721)	(341,237)

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

The company generated revenues of approximately $52.6 million and approximately $16.7 million for the first quarter of 2008 and 2007, respectively, which reflect an increase of approximately $35.9 million, an increase of 215.3%. The majority of this increase, as compared to the previous year, resulted from the consolidating of the revenue of Bluecomm Co., Ltd (“Bluecomm”), Phoenix Digital Tech Co., Ltd (“PDT”) our new subsidiaries acquired in May and August 2007, respectively.

The gross revenue of PSTS for the first quarter of 2008 is $20.1 million. PSTS’ revenue is comprised of its two business divisions: Semiconductor Packaging (“PKG”) $6.4 million and Wafer $13.7 million. PSTS's main products are semiconductor packaging, NAND flash memory and printed board assembly.

The gross revenue of PDT for the first quarter of 2008 including its two subsidiaries is $30.8 million. PDT’s revenue is $13.9 million, which is comprised of its four business divisions: Factory Automation (“FA”) $11.7 million, Scriber (“SR”) $0.2 million, Screen Printer (“SP”) $1.7 million and Automated Optical Inspection (“AOI”) $0.3 million. The revenue of PDT’s two subsidiaries is $16.9 million, which is comprised of UB Precision $11.0 million and D-Networks $5.9 million. PDT’s main customer is Samsung Electronics Corporation, one the largest display product manufacturers in the world. It specializes in manufacturing facilities, such as automated facilities for LCD module assembly line, scriber and break in-line system and automated distribution line facilities.

Bluecomm’s gross revenue for the first quarter of 2008 is $1.7 million. Bluecomm provides customer relationship management services for Pizza Hut Korea, which includes call center operation for customer support.

The cost of sales for the first quarter of 2008 and 2007 was $50.5 million and $16.4 million, respectively, an increase of 208.56%, which is primarily attributable to the increase in revenues. Our gross margins for the first quarter of 2008 and 2007 increased from 2.0% to 4.1%.

Total expenses for the first quarter of 2008 and 2007 totaled approximately $4.4 million and approximately $0.5 million, respectively, resulting in an increase of $3.9 million or 741.4%. The increase in the total expenses was primarily attributable to the consolidating of each subsidiary’s expenses.

The operating loss for the first quarter of 2008 and 2007 totaled $2.3 million and $0.2 million, respectively. The operating loss for the first quarter of 2008 was due to the increase in sales of low margin products of PDT and PSTS, which contribute to the majority of sales and the delayed sales of high margin products, which are planned after the second quarter of 2008.

The net loss for the first quarter of 2008 and 2007 totaled $2.6 million and $0.3million, respectively. The main reason for the increase in the net loss for the first quarter of 2008 is due to the interest expense borne by CinTel for its convertible debenture issuance, the interest expense borne by PDT for its bank loan regarding its plant expansion and the impairment loss on investment.

In summary, the company incurred the net loss due to a low operating result from its subsidiaries. However, the company expects to see the operating profit in 2008 based on the increased production driven by the plant expansion and the production line extension of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 our cash balance was $32.8 million compared to $4.9 million at March 31, 2007. Total current assets at March 31, 2008 were $143.9 million compared to $19.0 million at March 31, 2007. We currently plan to use the cash balance and cash generated from operations for our growth through the acquisitions of semiconductor manufacturing company and for the investment of our subsidiaries on their operation and facility expansion.

For the three months ended March 31, 2008, net cash used in operating activities was $(20.9 million) as compared to $7.0 million for the three months ended March 31, 2007. The decrease in cash used in operating activities can be attributed to the increase in the account receivable, inventories and other receivable.

For the three months ended March 31, 2008, net cash used in investing activities was $(13.9 million), compared to net cash used in investing activities of $(5.6 million) for the three months ended March 31, 2007. The main reason for the decrease in cash used in investing activities was primarily attributed to the company’s subsidiaries’ purchasing of property and equipment.

For the three months ended March 31, 2008, net cash provided by Financing Activities was $33.6 million compared to $(0.8 million) for the three months ended March 31, 2007. The main reason for the increase in cash used in financing activities was primarily attributed to the increase of the company’s subsidiaries’ bank loan. We are growing as a semiconductor group by investing the funds into the acquisition of semiconductor manufacturing companies. In addition, our subsidiaries are planning to expand their facilities and plants for their future growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

10.25
Convertible Bonds Subscription Agreement between the Company and Axlon Corporation dated October 24, 2006 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.26
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

10.33	Share Subscription Agreement dated as of October 30, 2007 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2007)
14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2006)
16.1	Letter on change in certifying accountant (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission October 11, 2007)
21.1	Subsidiaries (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

CINTEL CORP.

By:	/s/ Sang Don Kim
Name: Sang Don Kim
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)