Form 10-Q
period 2008-06-30
CINTEL CORP
filed 2008-08-14
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-32427

CINTEL CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2360156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (502) 657-6077

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2008, there were 95,300,196 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CINTEL CORP.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

ASSETS

	2008	2007
Current assets:
Cash and cash equivalents (Note 2)	$20,967,065	$29,946,476
Investments - short-term (Note 6)	16,946,500	21,073,400
Accounts receivable, net (Note 2)	28,811,662	18,398,559
Inventories (Note 3)	17,298,377	14,708,136
Loans receivable - current (Note 4)	34,680,651	9,247,168
Prepaid and other current assets (Note 5)	19,159,932	15,236,285

Total current assets	137,864,187	108,610,024

Property, plant and equipment, net (Note 7)	113,642,019	100,233,981

Other assets:
Restricted cash	-	4,802,288
Loans receivable, net of current portion (Note 4)	447,112	1,030,291
Investments in securities (Note 6)	40,394,439	37,503,147
Land rights (Note 8)	330,848	335,299
Intangible assets (Note 9)	26,271,860	28,193,672
Security deposits	7,582,802	7,026,260

Total other assets	75,027,061	78,890,957

Total assets	$326,533,267	$287,734,962

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2008	2007
Current liabilities:
Accounts payable	$30,822,021	$31,589,923
Accrued expenses	6,558,122	3,682,780
Deferred revenue	4,756,556	3,816,078
Notes payable, current (Note 10)	90,197,049	61,383,334
Other current liabilities	2,418,777	314,436

Total current liabilities	134,752,525	100,786,551

Long-term liabilities:
Accrued severance benefits (Note 11)	3,853,187	5,380,222
Notes payable, net of current portion (Note 10)	25,853,018	29,350,587
Convertible debentures (Note 12)	121,687,302	104,098,920

Long-term liabilities	151,393,507	138,829,729

Total liabilities	286,146,032	239,616,280

Commitments and contingencies (Note 19):

Non-controlling interest	43,856,573	42,503,486

Stockholders' equity (deficit): (Note 14)
Common stocks: 300,000,000 shares authorized, par value $0.001 per share, 97,824,896 shares issued and outstanding at June 30, 2008 and December 31, 2007	97,824	97,824
Additional paid-in capital	20,293,203	20,293,203
Cumulative other comprehensive income (loss)	(1,664,640)	3,004,141
Accumulated deficit	(22,195,725)	(17,779,972)

Total stockholders’ equity (deficit)	(3,469,338)	5,615,196

Total liabilities and stockholders' equity (deficit)	$326,533,267	$287,734,962

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues:
Finished goods	$50,297,931	$30,145,254	$100,558,906	$46,630,171
Merchandise	1,585,805	325	1,936,619	211,771
Services	1,683,358	986,232	3,718,488	987,210
	53,567,094	31,131,811	106,214,013	47,829,152
Cost of revenue:
Finished goods	46,815,905	28,642,582	95,912,677	44,803,492
Merchandise	1,434,083	316	1,737,765	207,955
Services	1,013,709	620,310	2,119,372	620,310
	49,263,697	29,263,208	99,769,814	45,631,757

Gross profits	4,303,397	1,868,603	6,444,199	2,197,395

Operating expenses:
General and administrative expenses	4,113,545	1,703,890	8,262,661	2,119,998
Research and development	-	5	-	10,635
Depreciation and amortization	182,259	111,321	468,545	211,718
	4,295,804	1,815,216	8,731,206	2,342,351

Income (loss) from operations	7,593	53,387	(2,287,007)	(144,956)

Other income (expenses):
Interest income	1,095,329	132,824	1,855,474	266,173
Other income expenses	(522,786)	-	(383,325)	-
Net gain (loss) from sale of assets	(21,456)	-	15,588	-
Interest expenses	(2,273,560)	(651,948)	(4,145,242)	(905,100)
Share of loss from equity investment	(90,855)	(433,645)	(521,104)	(433,645)
Net gain from sale of short-term investment	65,165	-	65,165	-
Amortization of deferred financing fees	-	(140,273)	-	(230,273)
Foreign currency transaction gain (loss)	112,808	-	(24,927)	-
	(1,635,355)	(1,093,042)	(3,138,371)	(1,302,845)
Loss before income taxes and non-controlling interest	(1,627,762)	(1,039,655)	(5,425,378)	(1,447,801)

Income tax expense (Note 13)	(110,622)	(8,313)	(110,952)	(8,313)
Non-controlling interest	(81,648)	(341,163)	1,120,577	(274,254)
	(192,270)	(349,476)	1,009,625	(282,567)
Net loss	(1,820,032)	(1,389,131)	(4,415,753)	(1,730,368)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(Continued)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,512,035)	917,356	(7,112,133)	869,698
Unrealized loss on investment	(62,482)	-	(30,312)	-
	(6,574,517)	917,356	(7,142,445)	869,698

Other comprehensive loss before non-controlling interest	(8,394,549)	(471,775)	(11,558,198)	(860,670)

Foreign currency translation adjustments -Non-controlling interest	2,926,298	221,046	2,473,664	217,078

Total comprehensive loss	$(5,468,251)	$(250,729)	$(9,084,534)	$(643,592)

Loss per share - basic and diluted (Note 18)	$(0.02)	$(0.02)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	97,824,896	88,791,563	97,824,896	88,319,063

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Common stock		Additional paid-in capital	Cumulative other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance, January 1, 2008	97,824,896	$97,824	$20,293,203	$3,004,141	$(17,779,972)	$5,615,196

Unrealized loss on investment	-	-	-	(30,312)	-	(30,312)

Foreign currency translation adjustment	-	-	-	(4,638,469)	-	(4,638,469)

Net loss for the period	-	-	-	-	(4,415,753)	(4,415,753)

Balance, June 30, 2008	97,824,896	$97,824	$20,293,203	$(1,664,640)	$(22,195,725)	$(3,469,338)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(4,415,753)	$(1,730,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	468,545	2,360,922
Bad debt expenses	216,293	-
Amortization of financing fees	-	230,273
Non-controlling interest’s share of loss	(1,120,577)	274,254
Common stocks issued for consulting services	-	438,000
Share of loss from investment	553,274	-
Net gain on sale of property	(15,588)	-
(Increase) decrease in assets:
Accounts receivable	(10,629,396)	(2,780,030)
Other receivable	(4,628,945)	-
Inventory	(2,590,241)	(1,605,501)
Prepaid expenses and other assets	705,298	(415,619)
Security deposits	(556,542)	-
Increase (decrease) in liabilities:
Accounts payable	1,336,439	5,074,131
Deferred revenue	940,478	(113,795)
Accrued expense	2,875,342	75,740
Accrued severance benefits	510,471	12,547

Cash provided by (used in) operating activities	(16,350,902)	1,820,554

Cash flows from investing activities:
Acquisition of investments in securities	-	(40,107,762)
Proceeds from disposal of securities held for investment	705,421	-
Acquisition of property and equipment	(13,715,746)	(6,670,730)
Loan receivable	(24,850,304)	(1,325,004)
Acquisition of intangible assets	1,781,014	(4,055,348)
Changes in non-controlling interest	2,473,664	(217,080)

Cash used in investing activities	(33,605,951)	(52,375,924)

Cash flows from financing activities:
Proceeds from convertible debenture	17,588,382	75,740,000
Proceeds from short and long-term notes	37,744,581	4,359,103
Deferred financing fees	-	(4,526,472)
Principal payments of notes payable	(14,465,941)	-

Cash provided by financing activities	40,867,022	75,572,631

Net increase (decrease) in cash	(9,089,831)	25,017,261

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(Continued)

	2008	2007

Effect of foreign currency translation	(4,700,951)	652,620

Cash and cash equivalent - beginning of period	29,946,476	4,337,088

Restricted cash	4,811,371	-

Cash and cash equivalent - end of period	$20,967,065	$30,006,969

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:

Interest	$3,175,026	$462,910

Income taxes	$110,952	$8,313

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 1 – Nature of Business

Description of Business

Cintel Corp., formerly Link2 Technologies, Inc., (“Cintel” or "the Company") was incorporated in the State of Nevada on August 16, 1996. The Company changed its name from Great Energy Corporation International to Link2 Technologies, Inc. on April 24, 2001 and again to Cintel Corp. on September 30, 2003.

On September 30, 2003, the Company acquired Cintel Co. Ltd. (“Cintel Korea”) under a Share Exchange Agreement. In this transaction, the Company obtained 100% of the outstanding voting stock of Cintel Korea, and in return, the shareholders of Cintel Korea received 16,683,300 shares (constituting 82%) of the Company’s common stock. This transaction was a reverse-takeover by Cintel Korea whereby Cintel Korea’s shareholders acquired the control of the Company. Therefore, Cintel Korea in effect has become the parent company for accounting purposes while the Company remains as the nominal parent for Cintel Korea.

Cintel Korea, located in Seoul Korea, was in business of developing network solutions to improve technical limitations to the internet traffic. During 2007, Cintel Korea ceased the network solution operation due to lack of profitability.

On October 30, 2006, the Company acquired, under an equity purchase agreement, 51% of the equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for $16,500,000 form STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean company. The purchase was financed by issuing and selling Cintel’s convertible bonds in an aggregating $15,284,295. In the first quarter ended March 2008, the Company contributed additional capital of $4,896,000 to PSTS to proportionately match the additional investment made by the minority shareholders of PSTS.

PSTS conducts its operations in the Wujiang Economic Development Zone, Jiangsu, People's Republic of China ("PRC"). PSTS was incorporated on March 2, 2004 without share capital pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and electrical components.

On May 18, 2007, the Company acquired, under a Share Sale and Purchase Agreement, 220,000 shares (constituting 100%) of the outstanding common stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”) at the price of Korean Won 6,027,600,000 (approximately $6,483,100). Bluecomm is a Korean based company engaged in the business of Customer Relationship Management (CRM) solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center (HSC) hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and data base management operations services.

On August 27, 2007, the Company acquired, under a Share Purchase Agreement, 50% of the equity of Phoenix Digital Tech Co. Ltd. (“PDT”) for Korean Won 32,500,000,000 (approximately $34,700,000). The purchase was financed by issuing Cintel's convertible bonds. PDT was incorporated in May 1992 and conducts its operations in Pyung Taek, Korea. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

Note 2 – Summary of Significant Accounting Policies:

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of Cintel Corp., Cintel Korea, PSTS, Bluecomm, and PDT. The merger of the Company with Cintel Korea has been recorded as recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The purpose of Cintel Korea’s merger with the Company was to acquire a shell company listed on NASDAQ. Management of Cintel Korea does not intend to pursue the business of the Company. As such, accounting for the merger as recapitalization of the Company is deemed appropriate.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Cash deposits that are restricted as to withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow. At June 30, 2008, cash and cash equivalents include restricted cash of $670,495 pledged as security for a bank loan.

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

Accounts receivables are shown net of allowance of $1,518,454 and $1,893,126 as of June 30, 2008 and December 31, 2007, respectively.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Gain or loss on sale or disposition of assets is included in the statement of operations.

Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. CIP at June 30, 2008 represents capitalized interest expense and other accumulated costs for the new manufacturing facilities under construction.

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

For the periods ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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
SIX MONTHS ENDED JUNE 30, 2008
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

Reclassifications

Certain reclassifications have been made to the 2007 financial statement presentation to correspond to the current year’s format. Total equity and net income are unchanged due to these reclassifications.

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
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

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

Note 3 - Inventories

Inventories consist of the following as of:

	June 30, 2008	Dec. 31, 2007

Raw materials	$3,088,287	$3,034,427
Work-in-process	7,767,110	9,119,467
Finished goods	5,273,294	1,433,773
Supplies	1,169,686	1,120,469

Total	$17,298,377	$14,708,136

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 4 – Loans Receivable

Loans receivable from unrelated companies were as follows as of:

	June 30, 2008	Dec. 31, 2007

Loan receivable from CNY, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$170,767	$150,000

Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Mature in April and August 2008.	3,476,334	3,846,960

Note receivable from private companies in Korea including Phoenix Holdings. Loan receivable ($13,374,088) from Phoenix Holdings matures in September 2008.	31,046,925	-

Loan receivable from Phoenix M&M, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in September 2008.	-	5,343,000

Other short-term loans receivable	433,737	937,499

	35,127,763	10,277,459
Less: current portion	34,680,651	9,247,168

Loan receivable, net of current	$447,112	$1,030,291

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of:

	June 30, 2008	Dec. 31, 2007

Prepaid expenses	$4,383,417	$1,439,730
Receivables from sale of assets	327,825	5,289,724
Advance payments to vendors	6,633,868	2,004,923
Other current assets	7,814,822	6,501,908

Total	$19,159,932	$15,236,285

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 6 – Investments

Short-Term Investments

The Company holds various time deposits and financial instruments with maturity of less than one year, and recorded them as short-term investments. The Company’s investment in the short-term instruments at June 30, 2008 and December 31, 2007 were $16,946,500 and $21,073,400, respectively.

Investments in Debt and Equity Securities

Investment in non-marketable equity securities in which the Company has less than 20% interest and does not have the ability to exercise significant influence over the investee are initially recorded at cost. These investments are periodically reviewed for other than temporary impairment.

The Company’s investments in debt and equity securities consist of the following as of June 30:

	June 30, 2008	Dec. 31, 2007

Investment in Cintel Systems Corp.	$448,032	$501,173
Convertible Debenture A (STS)	11,173,519	11,173,519
Pheonix Asset Management (fka Global Assets Inc.)	9,814,957	11,051,513
Investment in PluM Tech	191,058	213,720
We-Tech	1,266,359	1,416,563
East Gate	1,040,044	1,163,405
Phoenix Springs	2,856,876	3,205,800
Debt securities - bonds	207,672	260,291
Investment in equity securities held by subsidiaries	10,862,628	8,383,744
Other miscellaneous	2,533,294	133,419

Total	$40,394,439	$37,503,147

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

	June 30, 2008	Dec. 31, 2007

Land	$27,072,458	$29,508,360
Buildings and improvements	57,900,393	35,598,569
Machinery and equipment	24,263,446	21,843,857
Furniture and fixtures	12,742,337	8,736,692
Vehicles	608,134	740,673
Software	216,338	241,095
Small tools	667,042	680,015
	123,470,148	97,349,261

Less: accumulated depreciation	22,030,053	19,832,760
	101,440,095	77,516,501

Construction in progress	12,201,924	22,717,480

Property and equipment, net	$113,642,019	$100,233,981

Depreciation expenses for the periods ended June 30, 2008 and 2007 were $327,756 and $211,718, respectively.

Note 8 – Land Rights

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

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method. The carrying value of land rights are summarized as follows as of:

	June 30, 2008	Dec. 31, 2007

Land rights at cost	$369,224	$369,224
Less: Accumulated depreciation	38,376	33,925

Net carrying amount	$330,848	$335,299

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 9 – Intangible Assets

Intangible assets consist of the following as of:

	June 30, 2008	Dec. 31, 2007

Goodwill	$24,910,312	$26,592,993
Other intangible assets	1,361,548	1,600,679

Net carrying amount	$26,271,860	$28,193,672

Goodwill was recorded in connection with the Company’s acquisitions of foreign subsidiaries (PSTS, Bluecomm, and PDT, as described in Note 1) and represents the intangible benefits that the acquired businesses are expected to bring to the Company in the future by providing the Company the access to potential strategic customers and broadening the Company’s product/service offerings to its customers. Goodwill is not amortized for financial reporting purposes, and the management determines no significant impairment incurred as of June 30, 2008.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of five years. Amortization expense on these intangible assets for the period ended June 30, 2008 was $140,789.

Note 10 – Notes Payable

Notes payable consist of the following as of:

	June 30, 2008	Dec. 31, 2007

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in September 2008.	$ 3,400,000	$ 3,400,000

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is unsecured and matures in October 2008.	3,908,064	3,027,510

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.5%. The note is unsecured and matures in July 2008.	2,292,970

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.6%. The note is unsecured and matures in August 2008.	1,090,000

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.48%. The note is unsecured and matures in September 2008.	814,576

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.85%. The note is unsecured and matures in April 2008.	-	3,000,000

Note payable to Min-Seng Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in March 2008.	-	1,600,000

Note payable to Kong-Sang Bank of China, payable monthly interest only with interest at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in January 2008.	-	1,000,000

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	June 30, 2008	Dec. 31, 2007

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 7.50% to 8.98%. The notes are secured by real property in Korea and mature on March 2009.	2,227,467	2,544,691

Notes payable to Shin-Han Bank of Korea, payable monthly interest-only, with interest at 5.95% to 6.43%. The notes are secured by real estate and mature in June and October 2008.	5,731,752	6,411,600

Notes payable to Nong Hyup Bank of Korea, payable monthly interest only, with interest at 4.1%. The notes are unsecured and mature in November 2008.	477,646	534,300

Notes payable to Citi Bank of Korea, payable monthly interest only with interest at 4.98% to 6.04%. The notes are secured by real estate and mature in July 2008.	10,607,484	10,797,134

Notes payable to Korea Exchange Bank, payable monthly interest only, with interest at 5.00% to 6.55%. The notes are unsecured and mature in October, November, and December 2008.	7,642,336	4,274,400

Note payable to Kook Min Bank of Korea, payable monthly interest only, with interest at 4.97%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2008.	7,642,306	8,548,800

Note payable to Citi Bank Korea, payable monthly interest-only, with interest at 5.56%. The note is secured by a deed of trust covering the Company’s real property and matures in October and November 2009.	15,284,672	10,686,000

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	609,443	681,767

Note payable to Industrial Bank of Korea, payable monthly interest only, with interest at 8%. The note is unsecured and matures in 2008.	11,839,757	6,207,858

Notes payable to Woori Bank, payable monthly interest only. The note is unsecured and matures in January 2009.	8,133,190	6,473,639

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 5.84%. The note is matures in 2008.	955,292	1,068,600

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 8.403%. The note is matures in February 2009.	4,298,814	-

Notes payable to Woori Bank of Korea, payable monthly interest only, with interest at 7.12%. The note is matures in April 2009.	4,776,460	-

Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 6.65%. The note is matures in 2008.	2,388,230

Notes payable to Korea Exchange Bank of Korea, payable monthly interest only, with interest at 7.72%. The note is matures in May 2008.	4,776,460	-

Notes payable to Citi Bank of Korea, payable monthly interest only, with interest at 1.88% to 2.29%. The note is matures in 2008.	2,694,441	5,229,769

Loan payable to local government with annual interest rate at 4.75%. The Loan is unsecured and classified as long term debt	47,743	89,014

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	June 30, 2008	Dec. 31, 2007
Notes payable to Hana Bank of Korea, payable monthly interest only, with interest at 5.18%. The loan is secured by real estate. The note is matures in 2015.	2,227,467	1,602,900

Notes payable to Industrial Bank of Korea, payable monthly interest only, with interest at 4.7%. The note is matures in 2009 and 2010.	3,821,168	4,274,400

Notes payable to Shin Han Bank of Korea, payable monthly interest only, with interest at 3.77%. The loan is secured by real estate. The note is matures in 2011.	2,213,663	3,714,454

Revolving line of credit payable to Merrill Lynch, payable interest and principle at maturity, with interest at LIBOR plus 1.375%. The line is secured by cash deposits and matures at the withdrawal of cash balance.	200,000	-

Other long-term notes payable of foreign subsidiaries.	5,930,884	3,124,499

Note payable to an unrelated party, bearing no interest. The note is unsecured and due on demand.	-	2,423,389

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009.	17,782	19,197

	116,050,067	90,733,921
Less: current portion	90,197,049	61,383,334
Long-term debt	$25,853,018	$29,350,587

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount
2008	$69,445,696
2009	35,401,594
2010	2,306,723
2011	1,300,828
2012 and thereafter	7,595,226

Total	$116,050,067

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at June 30, 2008 and December 31, 2007 were $3,853,187 and $5,380,222, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

	June 30, 2008	Dec. 31, 2007

Convertible debenture - A (Cintel)	$15,284,295	$15,284,295
Convertible debenture - B (Cintel)	64,920,000	64,920,000
Convertible debenture - C (Cintel)	10,820,000	10,820,000
Convertible debenture - D (PDT)	30,663,007	13,074,625

	$121,687,302	$104,098,920

Convertible Debenture -A

The convertible debentures issued on October 30, 2006 are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible to common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount will be made in a formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and are limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of June 30, 2008, no bonds have been converted.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of June 30, 2008, proceeds from the bond $11,173,519 is invested in convertible debenture issued by STS and these debentures have been pledged as security for this Convertible Debenture-B as stated in Note 6.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the six month ended June 30, 2008 and 2007 are summarized as follows:

	2008	2007
Current income tax provision:
US	$-	$-
Foreign taxes of subsidiaries	110,952	8,313
	110,952	8,313

Deferred income tax provision:	-	-

Income tax expense	$110,952	$8,313

The Company has deferred tax assets (liabilities) as follows as of:

	June 30, 2008	Dec. 31, 2007
Research and development expenses amortized over 5 years for tax purposes	$-	$165,207
Other timing differences	-	520,579
Net operating loss carryforwards	3,096,884	2,540,300
	3,096,884	3,226,086
Valuation allowance	(3,096,884)	(3,226,086)

$ -		$-

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

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
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

In February 2001, 30,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were cancelled.

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No option is outstanding at June 30, 2008.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended June 30:

	2008	2007

Outstanding, beginning of period	-	106,000
Exercised	-	-
Cancelled	-	-
Expired	-	(106,000)
Outstanding, end of period	-	-

Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of options, beginning of period	$-	$-
Weighted average exercise price of options granted during the period	$-	$-
Weighted average exercise price of options, end of period	$-	$-
Weighted average remaining contractual life of common stock options	-	-

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control for the period ended and as of June 30, 2008 and 2007 are summarized as follows:

As of :	June 30, 2008	Dec. 31, 2007
Accounts receivable from STS	$1,818,480	$2,060,745
Accounts receivable from BKLCD (fka We-Tech)	$1,877,608	$-
Accounts receivable from BKLS	$-	$5,966,257
Accounts payable to STS	$-	$1,776,307
Accounts payable to BKLCD (fka We-Tech)	$-	$1,209,509

Six months ended:	June 30, 2008	June 30, 2007
Sales to STS	$36,810,053	$17,415.354
Sales to BKLCD (fka We-Tech)	$1,863,326	$2,288,143
Purchase from STS	$1,689,186	$13,819,547
Purchase from BKLCD (fka We-Tech)	$-	$2,316,130

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 16 – Significant Concentration of Sales

For the period ended June 30, 2008, the Company’s subsidiary in China, PSTS, had a major customer which accounted for about 90% of the PSTS’s total revenue.

For the same period, PDT, a subsidiary in Korea, had three major customers which accounted for about 80% of the PDT’s total revenue.

Note 17 – Appropriated Retained Earnings

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

Note 18 - Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the six month ended June 30, 2008 and 2007:

	2008	2007
Numerator for basic and diluted earnings per share:
Net loss	$(4,415,753)	$(1,730,368)

Denominator:
Basic and diluted weighted average shares outstanding	97,824,896	88,316,063

Basic and diluted loss per share	$(0.04)	$(0.01)

Note 19 - Commitments and Contingencies

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in December 2008. Future minimum annual payments (exclusive of taxes and insurance) under the lease are $19,163 in 2008. Rent expenses paid for the six months ended June 30, 2008 and 2007 were $40,764 and $26,644, respectively.

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

Years	Amount
2008	$32,052
2009	64,103
2010	32,052
$128,207

(f)
The Company’s Korean subsidiary, PDT, has an outstanding commitment under standby letters-of-credit totaling approximately $5,000,000. This standby letter-of-credit was issued on behalf of affiliated companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2007. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

CinTel Corp and its subsidiaries (“we,” “us,” or “our”) are global providers of semiconductor packaging, display/semiconductor/factory automation related manufacturing equipments and facilities, and CRM/DBM services. Founded in 1997, we evolved from being an internet traffic management (“ITM”) solution provider to a semiconductor-focused company in 2006. We manufacture and supply a broad range of semiconductor packaging products that address the needs of advanced electronic devices and products. We also produce standardized equipments that are utilized for display and semiconductor industries. Our factory automation related manufacturing facilities provide customized in-line distribution systems. Our CRM/DBM operation services provide solutions and consulting service for customer relationship management.

We have established relationships with our customers worldwide such as Samsung Electronics, Hynix Semiconductor, and Fairchild Semiconductor in the semiconductor industry. Our customers in factory automation and display industry include Samsung Electronics, Samsung SDI, Samsung Techwin, and Samsung Corning Precision Glass. Our major customer in the CRM sector includes Pizza Hut Korea.

We currently have major operations in China and Korea with a production capacity increase planned with several expansions of current operations. In the first half of 2008, we commenced with a major production expansion project in China to become a more rounded total semiconductor solution provider through the transfer of new high-end products and product diversification. In addition, we are currently building a new expanded manufacturing plant in Korea due to the current expansion of the semiconductor/display equipment and facility industry, especially in the automated in-line distribution facility sector.

Our subsidiaries include:

☐	Phoenix Semiconductor Telecommunication (Suzhou) located in Suzhou, China , provides semiconductor package products in different groups of Dual, Quad and BGA.

☐
Phoenix Digital Tech located in Kyungki-Do, Korea, provides manufacturing facilities and equipments for LCD, PDP (Plasma Display Panel) and semiconductor production. UB Precision, a subsidiary of Phoenix Digital Tech provides testing products such as LCD/OLED probe stations for display and probe card for semiconductor.

☐	Bluecomm located in Daejeon, Korea, provides solutions for Customer Relationship Management (CRM) and related total solutions for call center outsourcing and Home Service Center hosting.

☐	CinTel Korea located in Seoul, Korea produces and distributes our traditional base products in the Internet Traffic Management (ITM) sector.

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

Six months period ended June 30, 2008 compared to the six months ended June 30, 2007.

	6/30/2008 (US$)	6/30/2007 (US$)
Revenue	106,214,013	47,829,152
Cost of sales	99,769,814	45,631,757
Gross Profit	6,444,199	2,197,395
Operating Expenses	8,731,206	2,432,351
Operating (Loss)	(2,287,007)	(144.956)
Net (Loss)	(4,415,753)	(1,730,368)

The Company generated revenues of approximately $106.2 million and approximately $47.8 million for the first six months of 2008 and 2007, respectively, which reflects an increase of approximately $58.4 million, an increase of 122.1%. The majority of this increase, as compared to the previous year, resulted from the acquisition and consolidation of the revenue of Phoenix Digital Tech Co., Ltd (“PDT”) our newly acquired subsidiary in Aug 2007.

The gross revenue of PSTS for the first six months of 2008 is $38.9 million. PSTS’ revenue is comprised of its two business divisions: Semiconductor Packaging (“PKG”) $12.1 million and Wafer $26.8 million. PSTS's main products are semiconductor packaging, NAND flash memory and printed board assembly.

The gross revenue of PDT for the first six months of 2008 including its two subsidiaries is $64.2 million. PDT’s revenue is $37.2 million, which is comprised of its four business divisions: Factory Automation (“FA”) $30.9 million, Scriber (“SR”) and Semiconductor $6.3 million. PDT’s main customer is Samsung Electronics Corporation, one the largest display product manufacturers in the world. It specializes in manufacturing facilities, such as automated facilities for LCD module assembly line, scriber and break in-line system and automated distribution line facilities.

Bluecomm’s gross revenue for the first six months of 2008 is $3.1 million. Bluecomm provides customer relationship management services for Pizza Hut Korea, which includes call center operation for customer support.

The cost of sales for the first six months of 2008 and 2007 was $99.8 million and $45.6 million, respectively, an increase of 218.6%, which is primarily attributable to the acquisition and consolidation of PDT. Our gross margins for the first six months of 2008 and 2007 increased from 4.6% to 6.1%.

Total operating expenses for the first six months of 2008 and 2007 totaled approximately $8.7 million and approximately $2.4 million, respectively, resulting in an increase of $6.4 million or 372.8%. The increase in the total expenses was primarily attributable to the consolidating of each subsidiary’s expenses.

The operating loss for the first six months of 2008 and 2007 totaled $2.3 million and $0.1 million, respectively.

The net loss for the first six months of 2008 and 2007 totaled $4.4 million and $1.7 million, respectively. The main reason for the increase in the net loss for the first quarter of 2008 is due to the interest expense borne by CinTel for its convertible debenture issuance, the interest expense borne by PDT for its bank loan regarding its plant expansion and the impairment loss on investment.

Three months period ended June 30, 2008 compared to the three months ended June 30, 2007.

	6/30/2008 (US$)	6/30/2007 (US$)
Revenue	53,567,094	31,131,811
Cost of sales	49,263,697	29,263,208
Gross Profit	4,303,397	1,868,603
Operating Expenses	4,295,804	1,815,216
Operating Profit	7,593	53,387
Net (Loss)	(1,820,032)	(1,389,131)

For the three months period ended June 30, 2008 and 2007 revenues totaled approximately $53.6 million and approximately $31.1 million, respectively, which reflects an increase of approximately of $22.4 million. The main reason for the increase in revenue was primarily attributed to the acquisition and consolidation of PDT.

The cost of sales for the three months period ended June 30, 2008 and 2007 was $49.3 million and $29.3 million, respectively, an increase of 168.4%, which is primarily attributable to the acquisition and consolidation of PDT. Our gross margins for the three months period ended June 30, 2008 and 2007 increased from 6.0% to 8.0%.

Total operating expenses for the three months period ended June 30, 2008 and 2007 totaled approximately $4.3 million and approximately $1.8 million, respectively, resulting in an increase of $2.5 million or 236.7%.

The operating profit with a small amount for the three months period ended June 30, 2008 and 2007 was generated. The net loss for the three months period ended June 30, 2008 and 2007 totaled $1.8 million and $1.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 our cash balance was $20,967,065 compared to $29,946,476 at December 31, 2007. Total current assets at June 30, 2008 were $137,864,187 compared to $108,610,024 at December 31, 2007.

For the six months ended June 30, 2008, net cash used in operating activities was $(16,350,902) as compared to $1,820,554 for the six months ended June 30, 2007. The decrease in cash used in operating activities can be attributed to the increase in the accounts receivable and inventories, and the increase of net loss.

For the six months ended June 30, 2008, net cash used in investing activities was $(33,605,951), compared to net cash of $(52,375,924) used in investing activities for the six months ended June 30, 2007. Higher net cash used in investing activities in 2007 was a result of the acquisition of $40,107,062 of investments in securities. Among the investments owned by the Company are $5,000,000 in highly-rated auction rate securities which currently have limited liquidity. The Company is taking steps to monetize such auction rate securities to reduce any effects on short-term liquidity.

For the six months ended June 30, 2008, net cash provided by Financing Activities was $40,867,022 compared to $75,572,631 for the six months ended June 30, 2007 as a result of lower net issuances of debt securities in 2008.

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

Allowance for Losses - The allowance for credit losses is management’s estimate of incurred losses in our customer and commercial accounts receivables. Management performs detailed review of individual portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit losses. When receivables are past due for a period exceeding 2 years, a 100% allowance for credit losses is established without an individual analysis of the customer. A 100% allowance for credit losses is established, in an amount determined to be uncollectible, for the customer whom is not discontinuing operations or is facing financial issues that could result in discontinuance of business based on the assumptions management believes are reasonably likely to occur in future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

Date: August 14, 2008

CINTEL CORP.

By:	/s/ Kwang Hee Lee
Name: Kwang Hee Lee
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyo Jin Kang
Name: Kyo Jin Kang
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)