Form 10-Q
period 2008-09-30
CINTEL CORP
filed 2008-11-14
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2008, there were 95,300,196 outstanding shares of the Registrant's Common Stock, $0.001 par value.

CINTEL CORP.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and the Subsidiaries

We have reviewed the consolidated balance sheet of Cintel Corp. and the Subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2008, and statements of stockholders’ equity and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2007, and the related statements of operation and comprehensive loss, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Kim & Lee Corporation

Los Angeles, California
November 7, 2008

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

ASSETS

	2008	2007
Current assets:
Cash and cash equivalents (Note 2)	$24,035,311	$29,946,476
Investments - short-term (Note 6)	15,651,670	21,073,400
Accounts receivable, net (Note 2)	25,345,441	18,398,559
Inventories (Note 3)	15,274,903	14,708,136
Loans receivable – current (Note 4)	31,383,892	9,247,168
Prepaid and other current assets (Note 5)	11,276,871	15,236,285

Total current assets	122,968,088	108,610,024

Property, plant and equipment, net (Note 7)	100,204,105	100,233,981

Other assets:
Restricted cash (Note 2)	1,242,582	4,802,288
Loans receivable, net of current portion (Note 4)	139,852	1,030,291
Investments in securities (Note 6)	37,926,659	37,503,147
Land rights (Note 8)	328,653	335,299
Intangible assets (Note 9)	21,487,655	28,193,672
Security deposits	7,069,339	7,026,260

Total other assets	68,194,740	78,890,957

Total assets	$291,366,933	$287,734,962

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2008	2007
Current liabilities:
Accounts payable	$27,111,506	$31,589,923
Accrued expenses	4,526,075	3,682,780
Deferred revenue	5,999,231	3,816,078
Notes payable, current (Note 10)	78,005,376	61,383,334
Other current liabilities	1,666,384	314,436

Total current liabilities	117,308,572	100,786,551

Long-term liabilities:
Accrued severance benefits (Note 11)	3,360,267	5,380,222
Notes payable, net of current portion (Note 10)	23,364,465	29,350,587
Convertible debentures (Note 12)	117,427,163	104,098,920

Long-term liabilities	144,151,895	138,829,729

Total liabilities	261,460,467	239,616,280

Commitments and contingencies (Note 19):

Non-controlling interest	43,188,225	42,503,486

Stockholders' equity (deficit): (Note 14)
Common stocks: 300,000,000 shares authorized, par value $0.001 per share, 97,824,896 shares issued at September 30, 2008 and December 31, 2007; 95,299,896 and 97,824,896 shares outstanding at September 30, 2008 and December 31, 2007, respectively	97,824	97,824
Additional paid-in capital	20,510,555	20,293,203
Cumulative other comprehensive income (loss)	(10,981,695)	3,004,141
Accumulated deficit	(22,908,443)	(17,779,972)

Total stockholders’ equity (deficit)	(13,281,759)	5,615,196

Total liabilities and stockholders' equity (deficit)	$291,366,933	$287,734,962

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues:
Finished goods	$48,238,223	$83,378,690	$148,797,129	$130,008,861
Merchandise	6,175,749	940,381	8,112,368	1,152,152
Services	959,953	1,507,062	4,678,441	2,494,272
	55,373,925	85,826,133	161,587,938	133,655,285
Cost of revenue:
Finished goods	47,479,600	74,892,260	143,392,277	119,695,752
Merchandise	6,022,141	477,089	7,759,906	685,044
Services	912,246	970,480	3,031,618	1,590,790
	54,413,987	76,339,829	154,183,801	121,971,586

Gross profits	959,938	9,486,304	7,404,137	11,683,699

Operating expenses:
General and administrative expenses	3,054,059	7,636,835	11,316,720	9,756,833
Research and development	-	199,070	-	209,705
Depreciation and amortization	93,402	760,714	561,947	972,432
	3,147,461	8,596,619	11,878,667	10,938,970

Income (loss) from operations	(2,187,523)	889,685	(4,474,530)	744,729

Other income (expenses):
Interest income	946,270	955,086	2,801,744	1,221,259
Other income	1,107,697	274,940	724,372	274,940
Net gain from sale of assets	13	1,094,172	15,601	1,094,172
Interest expenses	(1,789,290)	(1,021,611)	(5,934,532)	(2,156,984)
Share of income (loss) from equity investment	252,901	(550,982)	(268,203)	(984,627)
Net gain from sale of short-term investment	19,738	-	84,903	-
Foreign currency transaction gain	511,663	109,271	486,736	109,271
	1,048,992	860,876	(2,089,379)	(441,969)
Income (loss) before income taxes and non-controlling interest	(1,138,531)	1,750,561	(6,563,909)	302,760

Income tax expense (Note 13)	(419,873)	(1,004)	(530,825)	(9,317)
Non-controlling interest	845,686	(1,388,744)	1,966,263	(1,662,998)
	425,813	(1,389,748)	1,435,438	(1,672,315)
Net income (loss)	(712,718)	360,813	(5,128,471)	(1,369,555)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

(Continued)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,424,057)	4,368,034	(16,536,190)	5,237,732
Unrealized loss on investment	(70,336)	-	(100,648)	-
	(9,494,393)	4,368,034	(16,636,838)	5,237,732

Other comprehensive income (loss) before non-controlling interest	(10,207,111)	4,728,847	(21,765,309)	3,868,177

Foreign currency translation adjustments – Non-controlling interest	177,338	(1,273,063)	2,651,002	(1,490,141)

Total comprehensive income (loss)	$(10,029,773)	$3,455,784	$(19,114,307)	$2,378,036

Earning (loss) per share – basic and diluted (Note 18)	$(0.01)	$0.01	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	96,548,522	89,558,380	97,399,438	88,842,396

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Common stock		Additional paid-in	Cumulative other comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total

Balance, January 1, 2008	97,824,896	$97,824	$20,293,203	$3,004,141	$(17,779,972)	$5,615,196

Stock warrants	-	-	217,352	-	-	217,352

Unrealized loss on investment	-	-	-	(100,648)	-	(100,648)

Foreign currency translation adjustment	-	-	-	(13,885,188)	-	(13,885,188)

Net loss for the period	-	-	-	-	(5,128,471)	(5,128,471)

Balance, September 30, 2008	97,824,896	$97,824	$20,510,555	$(10,981,695)	$(22,908,443)	$(13,281,759)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(5,128,471)	$(1,369,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	561,947	634,641
Bad debt expenses	211,042	190,992
Amortization of financing fees	-	337,791
Non-controlling interest’s share of loss	(1,966,263)	-
Common stocks issued for consulting services	-	924,000
Share of loss from investment	368,851	984,627
Net gain on sale of property	(15,601)	(1,094,172)
(Increase) decrease in assets:
Accounts receivable	(7,157,924)	(11,632,573)
Other receivable	(22,136,724)	(12,979,388)
Inventory	(566,767)	(11,296,401)
Prepaid expenses and other assets	3,959,414	(10,659,105)
Security deposits	(43,079)	-
Increase (decrease) in liabilities:
Accounts payable	(3,126,469)	23,576,150
Deferred revenue	2,183,153	112,986
Accrued expense	843,295	4,533,029
Accrued severance benefits	17,551	1,772,009

Cash used in operating activities	(31,996,045)	(15,964,969)

Cash flows from investing activities:
Acquisition of investments in securities	-	(30,812,499)
Proceeds from disposal of securities held for investment	1,093,040	-
Acquisition of property and equipment	(355,175)	(35,804,011)
Loan receivable	890,439	(10,766,758)
Acquisition of intangible assets	-	(9,150,534)
Changes in non-controlling interest	2,651,002	11,602,239

Cash provided by (used in) investing activities	4,279,306	(74,931,563)

Cash flows from financing activities:
Proceeds from convertible debenture	13,328,243	75,740,000
Proceeds from short and long-term notes	46,950,193	37,206,822
Deferred financing fees	-	(4,142,290)
Principal payments of notes payable	(38,351,779)	-
Proceeds from stock warrant grant	217,352	-

Cash provided by financing activities	22,144,009	108,804,532

Net increase (decrease) in cash	(5,572,730)	17,908,000

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

(Continued)

	2008	2007

Effect of foreign currency translation	(3,898,141)	5,237,732

Cash and cash equivalent - beginning of period	29,946,476	4,337,088

Restricted cash	3,559,706	-

Cash and cash equivalent - end of period	$24,035,311	$27,482,820

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:

Interest	$3,359,453	$2,156,984

Income taxes	$530,825	$9,317

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

Cintel Korea, located in Seoul Korea, was in the business of developing network solutions to improve technical limitations to the internet traffic. During 2007, Cintel Korea ceased the network solution operation due to a lack of profitability.

On October 30, 2006, the Company acquired, under an equity purchase agreement, 51% of the equity of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") for $16,500,000 from STS Semiconductor & Telecommunications Co., Ltd. ("STS"), a Korean company. The purchase was financed by issuing and selling Cintel’s convertible bonds in an aggregate amount of $15,284,295. In the first quarter ended March 2008, the Company contributed additional capital of $4,896,000 to PSTS to proportionately match the additional investment made by the minority shareholders of PSTS.

PSTS conducts its operations in the Wujiang Economic Development Zone, Jiangsu, People's Republic of China ("PRC"). PSTS was incorporated on March 2, 2004 without share capital pursuant to the commercial law of the PRC to engage in the business of manufacturing semiconductor and electrical components.

On May 18, 2007, the Company acquired, under a Share Sale and Purchase Agreement, 220,000 shares (constituting 100%) of the outstanding common stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”) at the price of Korean Won 6,027,600,000 (approximately USD $6,483,100). Bluecomm is a Korean based company engaged in the business of Customer Relationship Management (CRM) solution and consulting, call center operation, and database marketing. It also provides total solutions for call center outsourcing and Home Service Center (HSC) hosting. Bluecomm commenced its CRM related business in October 2005 and in June 2006 entered into an agreement with PizzaHut Korea to provide HSC and data base management operations services.

Effective September 30, 2008, PizzaHut Korea ended its service agreement with Bluecomm and the agreement was not renewed. Due to this non-renewal, management of Bluecomm anticipates a substantial decline in the CRM business for the coming period. As of this financial reporting period, the management of Bluecomm is actively searching to engage new business opportunities.

On August 27, 2007, the Company acquired, under a Share Purchase Agreement, 50% of the equity of Phoenix Digital Tech Co. Ltd. (“PDT”) for Korean Won 32,500,000,000 (approximately USD $34,700,000). The purchase was financed by issuing Cintel's convertible bonds. PDT was incorporated in May 1992 and conducts its operations in Pyung Taek, Korea. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of Cintel Corp., Cintel Korea, PSTS, Bluecomm, and PDT. The merger of the Company with Cintel Korea has been recorded as recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The purpose of Cintel Korea’s merger with the Company was to acquire a shell company listed on NASDAQ. Management of Cintel Korea does not intend to pursue the business of the Company. As such, accounting for the merger as a recapitalization of the Company, is deemed appropriate.

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

Cash deposits that are restricted as to withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow. At September 30, 2008, restricted cash pledged as security for a bank loan is $1,242,582.

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

Accounts receivables are shown net of allowance of $1,316,022 and $1,893,126 as of September 30, 2008 and December 31, 2007, respectively.

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

Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. The CIP at September 30, 2008 represents capitalized interest expense and other accumulated costs for the new manufacturing facilities under construction.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Land Rights

Land right is stated at cost. Amortization is provided on a straight line basis over 50 years.

Government Grants

Government grants without obligation to return are recognized as reduction of the depreciable basis of the assets that are associated with the grants.

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

For the periods ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Research and Development Costs

Research and development costs consist primarily of salaries and subcontracting expenses and are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, short-term and long-term investments, and short-term debt approximate their respective fair value due to the short maturities of these instruments. The estimated fair values of other financial instruments, including debt, equity, and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

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

(UNAUDITED)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Inventories

Inventories consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Raw materials	$2,744,028	$3,034,427
Work-in-process	9,855,345	9,119,467
Finished goods	1,062,938	1,433,773
Supplies	1,612,592	1,120,469

Total	$15,274,903	$14,708,136

Note 4 – Loans Receivable

Loans receivable from unrelated companies were as follows as of:

	Sep. 30, 2008	Dec. 31, 2007

Loan receivable from CNY, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$172,507	$150,000

Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Mature in April and August 2008.	3,016,691	3,846,960

Note receivable from private companies in Korea including Phoenix Holdings. Loan receivable ($13,374,088) from Phoenix Holdings matures in September 2008.	28,102,456	-

Loan receivable from Phoenix M&M, a private company in Korea. 9% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in September 2008.	-	5,343,000

Other short-term loans receivable	232,090	937,499

	31,523,744	10,277,459
Less: current portion	31,383,892	9,247,168

Loan receivable, net of current	$139,852	$1,030,291

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Prepaid expenses	$2,311,661	$1,439,730
Receivables from sale of assets	369,958	5,289,724
Advance payments to vendors	3,305,069	2,004,923
Other current assets	5,290,183	6,501,908

Total	$11,276,871	$15,236,285

Note 6 – Investments

Short-Term Investments

The Company holds various time deposits and financial instruments with maturity of less than one year, and recorded them as short-term investments. The Company’s investment in the short-term instruments at September 30, 2008 and December 31, 2007 were $15,651,670 and $21,073,400, respectively.

Investments in Debt and Equity Securities

Investment in non-marketable equity securities in which the Company has less than 20% interest and does not have the ability to exercise significant influence over the investee are initially recorded at cost. These investments are periodically reviewed for other than temporary impairment.

The Company’s investments in debt and equity securities consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Investment in Cintel Systems Corp.	$388,792	$501,173
Convertible Debenture A (STS)	11,173,519	11,173,519
Pheonix Asset Management (fka Global Assets Inc.)	8,489,119	11,051,513
Investment in PluM Tech	165,796	213,720
BKLCD (fka We-Tech)	3,585,861	1,416,563
East Gate	902,527	1,163,405
Phoenix Springs	2,486,943	3,205,800
Debt securities - bonds	180,220	260,291
Investment in equity securities held by subsidiaries	7,462,344	8,383,744
Other miscellaneous	3,091,538	133,419

Total	$37,926,659	$37,503,147

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Debenture A

The debenture, issued in April 2007 and maturing on April 20, 2012, is non-interest bearing until the date of conversion. If the conversion right is not exercised within the conversion period, April 2008 until March 2012, interest will accrue at 8% annually. At any time within the conversion period, the bond may, at the option of the holder, be converted into common shares in the Company at the price of $8.60 (8,010 won). The conversion price will be adjusted based on the fair market value of the debtor's shares. The adjustment shall be limited to a maximum of 30% of the conversion price. The debenture has been pledged as security for the Company’s own Convertible Debenture-B as stated in Note 12.

Investment in Equity Affiliate

During the 3rd quarter of 2008, one of PDT’s wholly owned subsidiaries issued additional shares to a new shareholder and thereby its ownership has diluted to 31.25%. The Company accounts for its investment in unconsolidated affiliates by the equity method. The tables below set forth the PDT's share of their earnings or losses, for the period ended September 30, 2008 was as follows:

2008

Revenue	$15,556,314
Gross profits	$2,697,349
Net Income	$1,510,826

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Land	$22,549,895	$29,508,360
Buildings and improvements	49,614,143	35,598,569
Machinery and equipment	23,596,302	21,843,857
Furniture and fixtures	10,903,258	8,736,692
Vehicles	525,520	740,673
Software	111,167	241,095
Small tools	468,103	680,015
	107,768,388	97,349,261
Less: accumulated depreciation	20,658,634	19,832,760
	87,109,754	77,516,501

Construction in progress	13,094,351	22,717,480

Property and equipment, net	$100,204,105	$100,233,981

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation expenses for the nine month ended September 30, 2008 and 2007 were $400,652 and $634,641, respectively.

Note 8 – Land Rights

The Company has an agreement with the government of the PRC for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes. The Company has the right to apply for renewal by notifying the government no later than six months prior to the expiration of the agreement. The government has no obligation to approve the renewal application.

The cost of the land right is capitalized and amortized over the life of the land right (50 years) on the straight-line method. The carrying value of land rights are summarized as follows as of:

	Sep. 30, 2008	Dec. 31, 2007

Land rights at cost	$369,224	$369,224
Less: Accumulated depreciation	40,571	33,925

Net carrying amount	$328,653	$335,299

Note 9 – Intangible Assets

Intangible assets consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Goodwill	$20,383,080	$26,592,993
Other intangible assets	1,104,575	1,600,679

Net carrying amount	$21,487,655	$28,193,672

Goodwill was recorded in connection with the Company’s acquisitions of foreign subsidiaries (PSTS, Bluecomm, and PDT, as described in Note 1) and represents the intangible benefits that the acquired businesses are expected to bring to the Company in the future by providing the Company the access to potential strategic customers and broadening the Company’s product/service offerings to its customers. Goodwill is not amortized for financial reporting purposes, and the management determined that no significant impairment occurred as of September 30, 2008.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of five years. Amortization expense on these intangible assets for the period ended September 30, 2008 was $161,295.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Notes Payable

Notes payable consist of the following as of:

	Sep. 30, 2008	Dec. 31, 2007

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note is unsecured and matures in October 2008.	$3,908,064	$3,027,510

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2.5%. The note is unsecured and matures in December 2008.	1,701,111	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 5%. The note is unsecured and matures in Novermber 2008.	683,109	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR. The note is unsecured and matures in July 2009.	5,181,068	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in September 2008.	-	3,400,000

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.85%. The note is unsecured and matures in April 2008.	-	3,000,000

Note payable to Min-Seng Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in March 2008.	-	1,600,000

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note is secured by real estate and equipment and matures in January 2008.	-	1,000,000

Notes payable to Hana Bank of Korea, payable monthly interest only, at 7.50% to 8.98%. The notes are secured by real property in Korea and mature on March 2009.	2,072,448	2,544,691

Notes payable to Shin-Han Bank of Korea, payable monthly interest-only, at 6.18% to 7.1%. The notes are secured by real estate and mature in November 2008 and June 2009.	4,973,886	6,411,600

Notes payable to Nong Hyup Bank of Korea, payable monthly interest only, at 4.1%. The notes are unsecured and mature in November 2008.	414,491	534,300

Notes payable to Citi Bank of Korea, payable monthly interest only at 5.45% to 8.36%. The notes are secured by real estate and mature in July 2009 and January 2010.	9,118,791	10,797,134

Notes payable to Korea Exchange Bank, payable monthly interest only, at 5.8% to 6.6%. The notes are unsecured and mature in November 2008 and April 2009.	6,631,848	4,274,400

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note payable to Kook Min Bank of Korea, payable monthly interest only, at 6.44%. The note is secured by a deed of trust covering the Company’s real property and matures in January 2009.	6,631,848	8,548,800

Note payable to Citi Bank Korea, payable monthly interest-only, at 5.45% to 5.56%. The note is secured by a deed of trust covering the Company’s real property and matures in January and July 2010.	13,263,696	10,686,000

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	528,890	681,767

Note payable to Industrial Bank of Korea, payable monthly interest only, at 6.4%. The note is unsecured and matures in 2009.	10,224,652	6,207,858

Revolving line of credit payable to Woori Bank, payable interest and principle at maturity, with interest at 7.93%.	5,329,280	6,473,639

Notes payable to Industrial Bank of Korea, payable monthly interest only, at 7.72%. The note is matures in 2009.	828,981	1,068,600

Notes payable to Industrial Bank of Korea, payable monthly interest only, at 7.9%. The note is matures in February 2009.	3,730,415	-

Notes payable to Woori Bank of Korea, payable monthly interest only, at 7.2%. The note is matures in March 2009.	4,144,905	-

Notes payable to Hana Bank of Korea, payable monthly interest only, at 6.8%. The note is matures in 2008.	2,901,434	-

Notes payable to Korea Exchange Bank of Korea, payable monthly interest only, at 7.44%. The note is matures in December 2008.	4,144,905	-

Note payable to Kook Min Bank of Korea, payable monthly interest only, at 8.49%. The note is matures in August 2008	2,486,943	-

Notes payable to Citi Bank of Korea, payable monthly interest only, at 4.7%. The note is matures in 2008.	2,725,010	5,229,769

Loan payable to local government with annual interest rate at 4.82%. The Loan is unsecured and classified as short term debt	27,622	89,014

Notes payable to Hana Bank of Korea, payable monthly interest only, at 4.9%. The loan is secured by real estate. The note is matures in 2015.	1,243,472	1,602,900

Notes payable to Industrial Bank of Korea, payable monthly interest only, at 4.7%. The note is matures in 2009 and 2010.	3,315,924	4,274,400

Notes payable to Shin Han Bank of Korea, payable monthly interest only, at 3.93%. The loan is secured by real estate. The note is matures in 2011.	2,641,347	3,714,454

Revolving line of credit payable to Merrill Lynch, payable interest and principle at maturity, at LIBOR plus 1.375%. The line is secured by cash deposits and matures at the withdrawal of cash balance.	2,500,000	-

Other long-term notes payable of foreign subsidiaries.	-	3,124,499

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note payable to an unrelated party, bearing no interest. The note is unsecured and due on demand.	-	2,423,389

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009.	15,701	19,197

	101,369,841	90,733,921

Less: current portion	78,005,376	61,383,334

Long-term debt	$23,364,465	$29,350,587

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount
2008	$29,145,206
2009	21,490,247
2010	930,838
2011	1,772,361
2012 and thereafter	48,031,189

Total	$101,369,841

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at September 30, 2008 and December 31, 2007 were $3,360,267 and $5,380,222, respectively.

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

	Sep. 30, 2008	Dec. 31, 2007

Convertible debenture - A (Cintel)	$15,284,295	$15,284,295
Convertible debenture - B (Cintel)	64,920,000	64,920,000
Convertible debenture - C (Cintel)	10,820,000	10,820,000
Convertible debenture - D (PDT)	26,402,868	13,074,625

	$117,427,163	$104,098,920

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Debenture -A

The convertible debentures issued on October 30, 2006 are non-interest bearing, unsecured, and mature on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount will be made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and are limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of September 30, 2008, no bonds have been converted.

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

In the event that the Company does not secure such listing by October 31, 2009 for any reason not solely attributable to the holder of the debenture, the holder is entitled to exercise its put option to redeem the debenture at the face value and is also entitled to receive interest on the outstanding principal balance of the debenture calculated at the compounded rate of 10% per annum.

In the case the Company completes the listing process prior to the end of October of 2009, the holder is entitled, on or after the fourth anniversary of the issuance of the debenture, to exercise its put option to redeem the debenture at the face value plus interest at 8% per annum.

In case of the occurrence of default by the Company and if such default is not cured within 60 days, the holder is entitled to exercise its put option to redeem the debenture at the face value plus interest at 19% per annum.

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of September 30, 2008, proceeds from the bond $11,173,519 is invested in a convertible debenture issued by STS and these debentures have been pledged as security for this Convertible Debenture-B as stated in Note 6.

Convertible Debenture - C

The debenture was issued on April 12, 2007, with a maturity date of April 12, 2012, is convertible into shares of common stock of the Company, at the option of the holder at a rate of $0.70 per share. The coupon rate of the bond is at the rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.

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

Convertible Debenture - D

The debentures were issued by PDT in August, November, and December 2007, respectively, with maturity dates in December 2010 thru September 2012. These debentures are convertible into shares of common stock of PDT, at the option of the holders at a range of $80.15 to $96.17 per share. The coupon rate of the bonds ranges from 0.0% to 2.4% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.

At any time during the period from September 2007 to August 2012, the holders are entitled to exercise their put option to redeem the debentures at the face value thereof, in which case the holder is entitled to interest at 8% per annum. Upon the occurrence of any event of default by the Company, the holders are entitled to exercise their put options to redeem the debentures at the face value if the default is not cured within 60 days, in which case the holders are entitled to receive interest at 19 % to 20% per annum.

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

Note 13 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes.” This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiaries in 2008 and 2007 are 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess. For the United States op9ration, the corporate tax rates range from 10% to 34%. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The company has accumulated about $11,770,000 and $8,617,000 of taxable losses in its Korea and US operations, respectively. The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027.

PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The provision for income taxes for the nine month ended September 30, 2008 and 2007 are summarized as follows:

	2008	2007
Current income tax provision:
US	$-	$-
Foreign taxes of subsidiaries	530,825	9,317
	530,825	9,317

Deferred income tax provision:	-	-
Income tax expense	$530,825	$9,317

The Company has deferred tax assets (liabilities) as follows as of:

	Sep. 30, 2008	Dec. 31, 2007
Research and development expenses amortized over 5 years for tax purposes	$-	$165,207
Other timing differences	-	520,579
Net operating loss carryforwards	3,095,484	2,540,300
	3,095,484	3,226,086
Valuation allowance	(3,095,484)	(3,226,086)

	$-	$-

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2008, 2,525,000 common shares were returned to the Company’s treasury.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No option is outstanding at September 30, 2008.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended September 30:

	2008	2007

Outstanding, beginning of period	-	106,000
Exercised	-	-
Cancelled	-	-
Expired	-	(106,000)
Outstanding, end of period	-	-

Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of options, beginning of period	$-	$0.62
Weighted average exercise price of options granted during the period	$-	$-
Weighted average exercise price of options, end of period	$-	$0.67
Weighted average remaining contractual life of common stock options	-	N/A

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control are summarized as follows:

As of :	September 30, 2008	Dec. 31, 2007
Accounts receivable from STS	$1,399,274	$2,060,745
Accounts receivable from BKLCD (fka We-Tech)	1,562,010	-
Accounts receivable from BKLS	4,240	5,966,257
Accounts payable to STS	614,322	1,776,307
Accounts payable to BKLCD (fka We-Tech)	-	1,209,509

Nine months ended:	September 30, 2008	September 30, 2007
Sales to STS	$58,492,603	$27,629.520
Sales to BKLCD (fka We-Tech)	2,350,064	3,603,825
Purchase from STS	40,366,830	21,924,760
Purchase from BKLCD (fka We-Tech)	-	3,675,901

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

The advances from the chief executive officer, who is also a 15% shareholder of the Company, are non-interest bearing and unsecured. The advances were returned on maturity on May 3, 2007.

Note 16 – Significant Concentration of Sales

For the period ended September 30, 2008, the Company’s subsidiary in China, PSTS, had a major customer which accounted for about 92% of the PSTS’s total revenue.

For the same period, PDT, a subsidiary in Korea, had three major customers which accounted for about 81% of the PDT’s total revenue.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 18 - Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the nine month ended September 30, 2008 and 2007:

	2008	2007
Numerator for basic and diluted earnings per share:
Net loss	$(5,128,471)	$(1,369,555)

Denominator:
Basic and diluted weighted average shares outstanding	97,399,438	88,842,396

Basic and diluted loss per share	$(0.05)	$(0.02)

Note 19 - Commitments and Contingencies

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in August 2009. Future minimum annual payments (exclusive of taxes and insurance) under the lease are $25,182 for the year ended September 30, 2009. Rent expenses paid for the nine months ended September 30, 2008 and 2007 were $56,054 and $40,361, respectively.

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

(e)
The Company's subsidiary in Korea, Bluecomm, is committed to vehicle lease obligations which expire in June, 2010 and July 2011. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years ending September 30,	Amount
2009	$156,929
2010	140,903
2011	77,354
$375,186

(f)
The Company’s Korean subsidiary, PDT, has an outstanding commitment under standby letters-of-credit totaling approximately $6,000,000. This standby letter-of-credit was issued on behalf of affiliated companies.

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

OVERVIEW

CinTel Corp and its subsidiaries (“we,” “us,” or “our”) are global providers of semiconductor packaging; display/semiconductor/factory automation related manufacturing equipment and facilities, and CRM/DBM services. Founded in 1997, we evolved from being an internet traffic management (“ITM”) solution provider to a semiconductor-focused company in 2006. We manufacture and supply a broad range of semiconductor packaging products that address the needs of advanced electronic devices and products. We also produce standardized equipment that are utilized for display and semiconductor industries. Our factory automation related manufacturing facilities provide customized in-line distribution systems. Our CRM/DBM operation services provide solutions and consulting service for customer relationship management.

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

Nine months period ended September 30, 2008 compared to the nine months ended September 30, 2007
(Unit: USD)
	9/30/2008	9/30/2007
Revenue	161,587,938	133,655,285
Cost of sales	154,183,801	121,971,586
Gross Profit	7,404,137	11,683,699
Expenses	11,878,667	10,938,970
Operating Income(Loss)	(4,474,530)	744,729
Net Income (Loss)	(5,128,471)	(1,369,555)

The company generated revenues of approximately $161.5 million and approximately $133.6 million for the first nine months of 2008 and 2007, respectively, which reflects an increase of approximately $27.9 million or 20.9%. The majority of this increase, as compared to the previous period, resulted from the consolidating of the revenue of Phoenix Digital Tech Co., Ltd (“PDT”) our newly acquired subsidiary, which was acquired during the quarter ended September 30, 2007.

The gross revenue of PSTS for the first nine months of 2008 was $60.2 million. PSTS’ revenue is derived from its two business divisions: Semiconductor Packaging (“PKG”) $17.7 million and Wafer $42.5 million. PSTS's main products are semiconductor packaging, NAND flash memory and printed board assembly.

The gross revenue of PDT for the first nine months of 2008, including its two subsidiaries, is $96.8 million. PDT’s main customer is Samsung Electronics Corporation, one the largest display product manufacturers in the world. It specializes in manufacturing facilities, such as automated facilities for LCD module assembly line, scriber and break in-line system and automated distribution line facilities.

Bluecomm’s gross revenue for the first nine months of 2008 was $4.5 million. Bluecomm provides customer relationship management services for Pizza Hut Korea, which includes call center operation for customer support. Effective September 30, 2008, PizzaHut Korea has ended its service agreement with Bluecomm.

The cost of sales for the first nine months of 2008 and 2007 was $154.1 million and $121.9 million, respectively, an increase of 26.4%, which is primarily attributable to the increase in revenues. Our gross margins for the first nine months of 2008 and 2007 decreased from 8.7% to 4.58%.

Total expenses for the first nine months of 2008 and 2007 totaled approximately $11.8 million and approximately $10.9 million, respectively, resulting in an increase of $ 0.9million.

The operating loss for the first nine months of 2008 is $4.4 million and the operating gain for the first nine months of 2007 is $0.7 million.

The net loss for the first nine months of 2008 and 2007 totaled $5.1 million and $1.4 million, respectively. The main reason for the increase in the net loss for the first quarter of 2008, and subsequent yearly totals is due to the interest expense borne by CinTel for its convertible debenture issuance, the interest expense borne by PDT for its bank loan regarding its plant expansion and the impairment loss on investment.

Three months period ended September 30, 2008 compared to the three months ended September 30, 2007
(Unit: USD)
	9/30/2008	9/30/2007
Revenue	55,373,925	85,826,133
Cost of sales	54,413,987	76,339,829
Gross Profit	959,938	9,486,304
Expenses	3,147,461	8,596,619
Operating Profit	(2,187,523)	889,685
Net (Loss)	(712,718)	360,813

For the three months period ended September 30, 2008 and 2007 revenues totaled approximately $55.3 million and approximately $85.8 million, respectively, which reflects a decrease of approximately of $30.5 million.

The cost of sales for the three months period ended September 30, 2008 and 2007 were $54.4 million and $76.3 million, respectively, a decrease of approximately of 21.9 million. Our gross margins for the three months period ended September 30, 2008 and 2007 decreased from 11.0% to 1.7%.

Total expenses for the three months period ended September 30, 2008 and 2007 totaled approximately $3.1 million and approximately $8.6 million, respectively, resulting in a decrease of $5.5 million.

The operating loss for the three months period ended September 30, 2008 was $2.1 million and the operating gain for the three months period ended September 30, 2007 was $0.8 million. The net loss for the three months period ended June 30, 2008 was $0.7 million and the net gain for the three months ended September 30, 2007 totaled $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 our cash balance was $24,065,311 compared to $29,946,476 at September 30, 2007. Total current assets at September 30, 2008 were $122,968,088 compared to $108,610,024 at September 30, 2007.

For the nine months ended September 30, 2008, net cash used in operating activities was $(31,996,045) as compared to $(15,964,969) for the nine months ended September 30, 2007. The decrease in cash used in operating activities can be attributed to the increase in the accounts receivable and inventories, and the increase of net loss.

For the nine months ended September 30, 2008, net cash used in investing activities was $4.279.306, compared to net cash used in investing activities of $(74,931,563) for the nine months ended September 30, 2007. The main reason for the increase in cash used in investing activities was primarily attributed to decrease the acquisition of investments in securities.

For the nine months ended September 30, 2008, net cash provided by Financing Activities was $22,144,099 compared to $,108,804,532 for the nine months ended September 30, 2007.

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

Date: November 14, 2008

CINTEL CORP.

By:	/s/ Kwang Hee Lee
Name: Kwang Hee Lee
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jin Kwang Choi
Name: Jin Kwang Choi
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)