Form 10-K
period 2008-12-31
CINTEL CORP
filed 2009-04-15
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One) ☒

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐
Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2008 was $8,300,000.

The number of shares of registrant’s common stock outstanding, as of April 14, 2009 was 95,300,196.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

General

CinTel Corp and its subsidiaries (the “Company”, “we,” “us,” or “our”) are a global provider of semiconductor packaging, display/semiconductor/factory automation related manufacturing equipments and facilities, and CRM/DBM services. Founded in 1997, we evolved from being an internet traffic management (“ITM”) solution provider to a semiconductor-focused company in 2006. We manufacture and supply a broad range of semiconductor packaging products that address the needs of advanced electronic devices and products. We also produce standardized equipments that are utilized for display and semiconductor industries. Our factory automation related manufacturing facilities provide customized in-line distribution systems.

We have established relationships with our customers worldwide such as Samsung Electronics, Hynix Semiconductor, and Fairchild Semiconductor in the semiconductor industry. Our customers in factory automation and display industry include Samsung Electronics, S-LCDSamsung SDI, Samsung Techwin, and Samsung Corning Precision Glass.

We currently have major operations in China and Korea with a production capacity increase planned with several expansions of current operations. We intend to commence a major production expansion project in China in 2009 to become a more rounded total semiconductor solution provider through the transfer of new high-end products and product diversification. In addition, we have built a new manufacturing plant in Korea to increase our production in the semiconductor/display equipment and facility industry.

Background

CinTel Corp. (formerly Link2 Technologies) was incorporated in the State of Nevada on August 16, 1996. The initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

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

CinTel Korea introduced Korea's first dynamic server load balancer, and marketed Internet Traffic Management products since its inception, such as the PacketCruz (TM) family of products, iCache, i2one, and Proximator. The Internet Traffic Management solutions were marketed to customers around the world, helping them improve Internet traffic management, service levels (QOS: Quality of Service), and the user experience (QOC: Quality of Content).

In the last three years we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. CinTel now has holdings that directly manufacture semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provide a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design.

Our subsidiaries include:

•	Phoenix Semiconductor Telecommunication (Suzhou) located in Suzhou, China, provides semiconductor package products in different groups of Dual, Quad and BGA.

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

Products

We produce multiple products lines throughout our separate subsidiaries. These product lines focus mainly on the semiconductor and LCD assembly core product lines. Our product line includes a number of related and unrelated products and services as follows:

Phoenix Semiconductor Telecommunication Suzhou (“PSTS”)
PSTS provides all aspects of semiconductor packaging  (except foundry of chips) including packaging types of: DIP, SOP, TSSOP, QFP and ETQFP products. Printed Board Assembly (“PBA”) and Wafer. PSTS's main products also include NAND flash memory production.

Printer Board Assembly has been a mainstay of the product lines.  During the year this product was phased out and will no longer be offered in this plant.

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

Marketing

The main driver in marketing of our products is to maintain strong relationships with our key customers and channel partners. This allows us to continuously design new product lines, maintain current product standards and address new industry concerns in conjunction with their stated goals. At this time, nearly one third of our staff members and executives are former long term employees of our customers. This allows them to bring to our company the ‘culture’ of our customers and satisfy their concerns related to management styles.

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

While we maintain these strong relationships we are also engaged in promoting our product lines and services to a wider range of customers. With this in mind, some of our subsidiaries, such as PDT, have expanded  their sales drives towards new production lines, expanded capacity, expanded flexibility in production and extended efforts for industry recognition and inclusion in industry organizations and conferences. With this in mind, our staff is applying for multiple recognitions for our product lines and are generating technical articles for industry publications.

Further, CinTel and our subsidiaries are currently reviewing an effort to re-brand our entire holdings. Management believes this will allow us to gain larger name brand recognition and serve as a marketing tool to create a value-added place in the market when our name is attached.

Markets

Semiconductors serve as the foundation of most complex IT products. The semiconductor manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Semiconductors are packaged from larger wafers produced by third parties of silicon base material purchased from various suppliers. Each wafer typically consists of multiple semiconductors, while each wafer contains its own identity consisting of electrical circuitry etched from core designs to provide an electrical connection between the components mounted to it.

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

CinTel sees several trends in the semiconductor manufacturing industry and the Factory Automation Design. These include:

Shorter Electronic Product Life Cycles . Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. We believe these time-to-market requirements are causing original equipment manufacturers to increasingly rely on semiconductor manufacturers who have the capability to meet the technology demands of compressed product life cycles. With CinTel’s Factory Automation Design services in house, we are able to provide that time sensitive and cost effect results to our internal and external customers.

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

Distribution Channels

Our subsidiary, PSTS, distributes its products directly to its customers such as Samsung Electronics, Fairchild Semiconductor, Shanghai Hongbao, Flying Tech, NEO, Suzhou Chao Ri Wei and Above semiconductor. Order placing and product delivery from distribution center to customers are typically completed within the same month.

PDT provides their services to customers by creating new production lines for those customers based upon their needs. PDT does not actually do  mass production but instead provides optimized facilities for their customers. Delivery to their customers is usually associated with onsite creation, but in the cases where the machining is created off base they are then delivered directly to the end customer. PDT’s customers include, but are not limited to, are Samsung Electronics, S-LCD, Chip Hua.

Bluecomm delivers their services to both retail customers for their clients and services to their client in the form of marketing and research.

CinTel Korea uses the direct sales team of our partner to cover the Korean market only, focusing on the government, large service providers, and global enterprises. Based on the present distribution channels, CinTel Korea is seeking business opportunities in the internet solutions providing field.

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

Company	R&D Product Description

Bluecomm	- Call center system - DBM related development and maintenance

PSTS	-Semiconductor packaging -Mobile products packaging

PDT	- Develops new product lines with customers - Automated Optical Inspection

New Product Development

We are developing new product lines for PSTS. Patents have been applied for on 46 products. We also have 31 patents registered with Korea's national patent bureau. Management believes that the continued research and development into new and more productive semiconductor and semiconductor packaging lines will allow our subsidiaries to keep ahead of the curve in the industry.

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

PDT continues to maintain a competitive advantage with their long term relationship with Samsung. Their efforts to partner with Samsung in designing new lines for the enterprise keep them at the cutting edge of the industry. PDT maintains an exclusive contract with Samsung for LCD production that management believes is a highly profitable opportunity. Some of their competitors in the Korean market are Ever Techno, SFA Engineering Corp, K.C. Tech and Jusung Engineering. According to the Display Search (Austin, Texas), weak Korean currency (won) allowed Korean LCD and semiconductor manufacturers such as Samsung electronics and LG electronics, our major customers, to strengthen their competitiveness after years of price competition mainly between Korean manufactures and Taiwanese manufactures. The Korean companies’ market share in the LCD panel industry rose to 46.5% compared to last year’s 42.3% by 4.2%. (Taiwanese companies: 39.5% to 36.6%) Reshaped semiconductor and LCD markets will provide us more business opportunities1.

PSTS as a former Samsung spinoff has the competitive advantage of maintaining the Samsung philosophy at their core. They are now in a high growth stage and recognize the efforts of competitors to undercut them. However, management believes that they have  not only an advanced quality control system but also long term relationships that will not be compromised by minimal price competition. Some of their competitors in the Chinese market are Nantong Fujitsu, Changjian and Huatian.

Intellectual Property

We have three registered patents, three registered trademarks and one registered service mark with the Korean Intellectual Property Office. We also have five pending patent applications with the Korean Intellectual Property Office.

Registered Patents:

(1) "Load Balancer and Content Routing Method by Load Balancer" (Reg. No.:268838) valid through Nov. 7, 2018.

(2) "Apparatus and Method for video alarm using wireless telecommunication network" (Reg. No.: 369426) valid through Mar. 11, 2022.

(3) "System and Method for high availability network" (Reg. No.: 383490) valid through May. 17, 2020.

Pending Patent Applications

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

(15) July 2004: Awarded "The 3rd Korea High-quality Emerging Technology Prize" (by Seoul Economic Daily).

(16) May 24, 2006: Awarded recognition as “Incredible best small company” by Inc.tank and Greater Louisville Inc along with Stoll Keenon Ogden.

(17) August 3, 2007 recognized as “Best Technology Company by TeN (The Greater Louisville Technology Network).

(18) March 13, 2008 recognized as “High Impact” growth company by Mayor of Louisville and High Impact program.

Employees

Set forth below are the employees of our various subsidiaries as of December 31, 2008:

PDT employed 133 full time employees in production, 15 in R&D, 10 in Sales and 50 in administration.

PSTS employed 506 full time employees in production and 41 in administration.

Bluecomm employed 20  full time employees.

CinTel Korea employed 6 full time employees.

At the parent level, we employed  2 full time employees.

 None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1A. RISK FACTORS

Investment in our common stock has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

For the years ended December 31, 2008 and December 31, 2007, we incurred net losses of $15,589,482 and $10,258,857, respectively. As of December 31, 2008 we had a working capital deficit (current assets less current liabilities) of $20,527,927 and an accumulated deficit of $35,239,283. There can be no assurance that future operations will be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

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

OUR SUCCESS DEPENDS ON THE CONTINUING SERVICE OF DAVE KYUNG HAN, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER. IF MR. HAN WERE TO LEAVE, THIS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of Mr. Dave Kyung Han, our President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Han. While Mr. Han does not have any plans to retire or leave our company in the near future, the failure to retain the service of Mr. Kim could have a material adverse effect on our operating results and financial performance. We do not maintain key life insurance policies for any of our executive officers or other personnel.

RISKS RELATED TO OUR SECURITIES:

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. During the past two years and subsequent interim quarterly periods the market price for our common stock has ranged from $0.06 to $0.53. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

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

Item 2. Properties

We maintain two offices and have lease agreements with respect to each office. Our U.S. office is located at 9900 Corporate Campus Drive, Suite 3000, Louisville, Kentucky 40223. We lease the U.S. office for a term of one year, which expires on March 31, 2008. The lease agreement for the U.S. office requires that we pay $975.00 dollars per month, which includes use of office equipment and staff.

Our Asia Pacific office is located in Changgang Bldg, 7FL #22 Dohwa-dong, Mapo-gu, Seoul, Korea. The lease agreement for the Asia-Pacific office is for a term of one year and expires in December 31, 2008. Our monthly lease payment for the Asia Pacific office is $2,500 (including 10% VAT).

Our PSTS plant is located in Suzhou, China.  The plant is owned by the corporation and is considered a manufacturing facility and office.  The building is 226,379 sqft.  The land consists of 16.4 acres.

Our PDT plant is located in Chungnam, Korea.  The plant is owned by the corporation and is considered a manufacturing facility and office.  The building is 153,025 sqft.  The land consists of 19.93 acres.

Our Bluecomm building is located in Daejeon, Korea.  The building is owned by the corporation and is consider a service center and office.  The building is 28,879 sqft.  The land consists of 3.76 acres.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding, nor are our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGSTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CNCN.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
March 31	$0.28	$0.15	$0.46	$0.38
June 30	$0.30	$0.09	$0.53	$0.35
September 30	$0.18	$0.06	$0.49	$0.24
December 31	$0.30	$0.07	$0.40	$0.20

As of April 14, 2009, there were 95,300,196 shares of our common stock issued and outstanding. There are approximately 302 stockholders of record at April 14, 2009.

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
EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2008:

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

		(Unit: USD)
	12/31/2008	12/31/2007
Revenue	182,497,572	212,216,803
Cost of sales	175,947,446	196,399,397
Gross Profit	6,550,126	15,817,406
Expenses	20,920,835	24,745,257
Operating (Loss)	(14,370,709)	(8,927,851)
Net (Loss)	(15,589,482)	(10,258,857)

The company generated revenues of approximately $182.5 million and approximately $212.2 million for the fiscal year ended December 31, 2008 and 2007, respectively, which reflects a decrease of approximately $29.7 million, a decrease of 14.0%.

The gross revenue of PSTS for the fiscal year ended 2008 is $70.4 million, a 38.0% decrease from $113.6 million in 2007.The gross revenue of PDT for the fiscal year ended 2008 including its two subsidiaries are $107.9 million, a 18.1% increase from $91.3 million in 2007. PDT’s main customer is Samsung Electronics Corporation, the largest display product manufacturer in the world, for which PDT specializes in manufacturing facilities, including automated facilities for LCD module assembly line, scriber and break in-line system and automated distribution line facilities.

Bluecomm’s gross revenue for the fiscal year ended 2008 is $4.2 million, 33.3% decrease from $6.3 million in 2007. Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008.

The cost of sales for the fiscal years 2008 and 2007 was $ 175.9 mllion and $196.4 million, respectively, a decrease of 10.4%,. Our gross margins for the fiscal years ended December 31, 2008 and 2007 decreased from 7.4% to 3.6%. The gross margin and ratio of PDT for the fiscal year 2008 is $8.9 million and 8.2%, respectively. The gross loss and ratio of PSTS for the fiscal year 2008 are 3.6 million and -5.1%, respectively. The gross margin and ratio of Bluecomm for the fiscal year 2008 is $1.2 million and 28.6%, respectively.

Total operating expenses for the fiscal years ended December 31, 2008 and 2007 totaled approximately $16.2 million and $24.7 million, respectively, resulting in a decrease of $8.5 million or 34.5%.

The operating loss from fiscal year 2008 and 2007 totaled $9.7 million and $8.9 million, respectively. The company expects to see operating profit starting from the late 2009, and PDT’s operating profit will move up as the production of FA division will increase by manufacturing in the expanded plant.

The net loss for fiscal year 2008 and 2007 totaled $15.6 million and $10.2 million, respectively. The main reason for the increase in the net loss for the fiscal year ended 2008 is due to decrease of gross margin, increased interest expense, impairment loss on long-lived assets, and foreign currency transaction loss.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and their subsidiaries and other losses from non-operating items including interest expenses and forerign currency transaction loss. However, the company expects to see the operating profit in the late 2009 based on the increased production driven by the plant expansion and the production line extension of our subsidiaries.

Liquidity and Capital Resources

As of December 31, 2008 our cash balance was $23.5 million compared to $29.9 million at December 31, 2007. Total current assets at December 31, 2008 were $101.4 million compared to $116.0 million at December 31, 2007. We currently plan to use the cash balance and cash generated from operations for our growth through operation and facility expansion by the subsidiaries.

For the fiscal year ended December 31, 2008, net cash used in operating activities was $26.3 million as compared to $11.2 million for the fiscal year ended December 31, 2007. The decrease in cash used in operating activities can be attributed to the increase in the account receivable to the decrease in the account payable.

For fiscal year ended December 31, 2008, net cash used in investing activities was $36.3 million, compared to net cash used in investing activities of $101.7 million for the fiscal year ended December 31, 2007.

For the fiscal year ended December 31, 2008, net cash provided by Financing Activities was $59.1 million compared to $120.7 million for the fiscal year ended December 31, 2007. The main reason for the decrease in cash used in financing activities was primarily attributed to increase repayment of notes payable in 2008 and the proceeds from issuing convertible bond to Woori PEF in the amount of $65 million and BoKwang Group in the amount of $11 million for financing in 2007. We plan to grow as a semiconductor group by investing the funds into the acquisition of semiconductor manufacturing companies and the expansion of the current operation of the subsidiaries.

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

On December 31, 2007, the allowance for credit losses was $2.2 million of $21.8 million in accounts receivables and on December 31, 2007, the allowance for credit losses was $1.9 million of $20.3 million of accounts receivables. The allowance for credit losses in 2008 saw an increase of $0.4 million (20.5%) compared to 2007. However, the allowance ratio for credit losses rose from 9.3% to 10.4%. The company expects that the allowance for credit losses will decrease over the long-term.

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

Recent Accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB No 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, the Company should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 does not have material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active," which amends SFAS 157 by incorporating "an example to illustrate key considerations in determining the fair value of a financial asset" in an inactive market.  FSP 157-3 is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.  The adoption of FSP 157-3,  effective October 2008m had no impact on the Company's results of operation or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued Statement No. 141R, (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities, but does not change Statement 133's scope or accounting. This statement requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107's concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS 161 will require the Company to provide additional disclosures about derivative instruments and hedging activities beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accoutning principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of SFAS 162 is not expected to have a significant impact on the Company's results of operations and financial position.

In November 2008, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 08-6 ("EITF 08-6"), "Equity Method Investment Accounting Considerations." EITF 08-6 address questions that have risen about the application of the equity method of accounting for investments after the effective date of both SFAS 141(R), "Business Combination", and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements".  EITF is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 is not expected to have a significant impact on the Company's results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.   OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of March 31, 2009.

Name	Age	Position	Date of Election Or Appointment As Director
Dave Kyung Han	48	President, Chief Executive Officer and Director	2/2009
Joo Chan Lee	45	Chief Financial Officer	2/2009
Kwang Hee Lee	43	Director	7/2006
Jung Ho Kim	39	Director	7/2006

Dave Kyung Han, President, Chief Executive Officer and Director - Mr. Han has been President, Chief Executive Officer and Director of CinTel Korea since February 2009.Since 2004 Mr. Han has served as the CEO of Hitrax, Inc., a RFID solution provider company based in Seoul, Korea since 2004. From 2002 through 2004, Mr. Han served as the CEO of Matek, Inc. a IT business development company based in Seoul, Korea.  Mr. Han has served as an independent consultant in IT project management for government and commercial customers. Mr. Han has also served as Senior Systems Analyst for the US House of Representatives Committee on House Administration and Senior Systems Engineer at Wang Laboratories. Mr. Han received a BSEE degree from Capital Institute of Technology.

Joo Chan Lee, Chief Financial Officer- Mr. Kang has been our Chief Financial Officer since February 2009. From 2003 through 2008, Mr. Lee served as Vice President of Hitrax Inc., a RFID solution provider based in Seoul, Korea. From 2001 through 2003, Mr. Lee served as CEO of Seoul Press Co. Ltd., a press machine manufacturing company based in Seoul, Korea. Mr. Lee also served as CFO of Seoul Data Telecommunication Co. Ltd. and J&J Co. Ltd. Mr. Lee received a B.A in Economics from Sogang University, Seoul Korea.

Kang Hee Lee, Director - Mr. Lee has served as one of our directors since July 2006. Mr. Lee also served as our President and Chief Executive Officer from June 2008 to February 2009 Mr. Lee is the Team Head of the Life Science Investment Team of KTB Network Corp. Me. Lee has served in this capacity since 1994. Mr. Lee graduated from the Sogang University in 1993 with a major in Business Administration. Mr. Lee also holds a MA in Finance from the Sogang University.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our executive officers, directors and employees, which was filed as Exhibit 14.1 to our annual report on Form 10-K for the year ended December 31, 2005 on April 17, 2006 and is incorporated herein by reference. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, CinTel Corp., 9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223. We are in the process of building a section of our Web site at www.cintelcorp.com where our Code of Ethics will be available to investors.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008.

Name and Principal Position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sang Don Kim, President, Chief Executive Officer and Director (1)	2008 2007	0 170,000	0 0	0 0	0 0	0 0	0 0	0 0	0 170,000

Kwang Hee Lee, President, Chief Executive Officer and Director (2)	2008	0 0	0	0	0	0	0		0

(1) Mr. Kim resigned as our President and Chief Executive Officer in June 2008.

(2) Mr. Lee was appointed our President and Chief Executive Officer in June 2008 resigned as our President and Chief Executive Officer in February 2009.

We have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kwang Hee Lee, President, Chief Executive Officer and Director (1)	0	0	0	0	0	0	0	0	0

(1) Mr. Lee was appointed our President and Chief Executive Officer in June 2008 resigned as our President and Chief Executive Officer in February 2009.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Sang Don Kim	0	0	0	0	0	0	0
Sang Yong Oh (1)	0	0	0	0	0	0	0
Kang Hee Lee	0	0	0	0	0	0	0
Jung Ho Kim	0	0	0	0	0	0	0

(1) Mr. Oh resigned as a director of the Company in June 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Dave Kyung Han	0	0%
Hanyang Apt 81-1001 #510 Apgujung-Dong, Kangnam-Gu Seoul, Korea

Joo Chan Lee	0	0%
Mokdong Apt 1109-1405 #325 Shinjung-Dong, Yangchun-Gu Seoul, Korea

Kwang Hee Lee	-	0%
113-102 Samsung Apt 843, Shindang-dong, Jung-gu Seoul, Korea

Jung Ho Kim	-	0%
203-1702 Samsung Apt Shinkongduk-dong Mapo-gu Seoul, Korea

Tai Bok Kim	15,950,000	16.74%
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu

KTB Network Co., Ltd.	4,305,570 (2)	4.4%
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea

KTB China Optimum Fund	10,000,000 (3)	9.49%
6 th Floor KTB B/D
826-14 Yeoksam-dong, Kangnam-gu
Seoul, Korea

STS Semiconductor & Telecommunication Co.,Ltd	10,000,000 (4)	9.49%
Baek-suk-dong, Cheonan-City
Chungnam-do, Korea

EMERGING MEMORY & LOGIC Solution Inc.,	6,341,154 (5)	6.23%
#844-27 4 th Floor, Jeju Construction and Financial Cooperative, 301-1
Yeon-dong, Jeju-si,
Jeju-do , Korea

Woori PEF	92,742,857 (6)	49.32%
20Floor, Youngpoong Bldg. 33 Seorin-dong, Chongno-gu Seoul, Korea

Korea Culture Promotion	7,936,508 (7)	7.68%
2Floor, Duwon Bldg. 503-5, Sinsa-dong, Gangnam-gu Seoul, Korea

Phoenix M&M	7,936,508(8)	7.68%
180 Unyong-ri, Dunpo-myun Asan, Chungchoengnam-do, Korea

China Chamber Holdings Ltd.	7,245,000
HongKong Trade Center 7F 161-7 Des Voeux Road Central, Hong Kong

All named executive officers and directors as a group (4 persons)	0	0%

(1)
Applicable percentage ownership is based on 95,300,196 shares of common stock outstanding as of April 14, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 14, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Director Independence

The Company does not have any transactions since the beginning of the Company’s last fiscal year or any currently proposed transaction in which the Company was or is a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal year.

Director Independence

Mr. Jung Ho Kim is independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $145,000 and $104,800 for the years ended December 31, 2008 and December 31, 2007, respectively.

AUDIT-RELATED FEES

We did not incur fees for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees" during 2008 and 2007.

TAX FEES
              The aggregate fees billed for professional service rendered by our principal accountants for the tax compliance were $1,150 for the year ended December 31, 2008. However, we did not incur fees for professional service rendered by our principal accountants during 2007.

ALL OTHER FEES

We did not incur any other fees for other professional services rendered by our principal accountants during 2008 and 2007.

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

10.33	Share Subscription Agreement dated as of October 30, 2007 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2007)

10.34	Amended CB Subscription Agreement dated November 18, 2008 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2008)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2006)

16.1	Letter on change in certifying accountant (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission October 11, 2007)

21.1*	Subsidiaries (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2007)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursunt to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CinTel Corp.

Date: April 15, 2009	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2009	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Dave Kyung Hen	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2009
Dave Kyung Hen

/s/ Joo Chan Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2009
Joo Chan Lee

	Director	April 15, 2009
Jung Ho Kim

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cintel Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cintel Corp. and Subsidiaries (a Nevada corporation, the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kim & Lee Corporation

Los Angeles, California

March 31, 2009

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS
		Adjusted (Note 20)
	2008	2007
	(In thousands, except share and per share amounts)
Current assets:
Cash and cash equivalents	$23,502	$29,947
Short-term investments	17,116	21,073
Accounts receivable, net	19,554	17,063
Inventories	12,968	23,429
Loans receivable, current	15,957	9,247
Prepaid and other current assets	12,382	15,236

Total current assets	101,479	115,995

Property, plant and equipment, net	98,415	100,234

Other assets:
Restricted cash	649	4,802
Loans receivable, net of current portion	81	1,030
Investments	34,802	37,503
Goodwill	18,449	26,593
Other intangible assets, net	1,365	1,937
Security deposits	6,569	7,026

Total other assets	61,915	78,891

Total assets	$261,809	$295,120

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
		Adjusted (Note 20)
	2008	2007
	(In thousands, except share and per share amounts)

Current liabilities:
Accounts payable	$20,998	$31,590
Accrued liabilities	4,610	3,138
Deferred revenue	13,394	15,454
Notes payable, current	82,761	61,383
Other current liabilities	244	315

Total current liabilities	122,007	111,880

Long-term liabilities:
Accrued severance benefits	1,065	5,380
Notes payable, net of current portion	25,485	29,351
Convertible debentures	111,809	104,099

Long-term liabilities	138,359	138,830

Total liabilities	260,366	250,710

Commitments and contingencies (Note 18)

Non-controlling interest	27,673	40,653

Stockholders' equity (deficit):
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 97,824,896 shares issued; 83,368,072 and 97,824,896 shares outstanding in 2008 and 2007, respectively	98	98
Additional paid-in capital	20,470	20,293
Treasury stock	(3,264)	-
Accumulated other comprehensive income (loss)	(8,295)	3,016
Accumulated deficit	(35,239)	(19,650)

Total stockholders’ equity (deficit)	(26,230)	3,757

Total liabilities and stockholders' equity (deficit)	$261,809	$295,120

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)
Revenues:
Finished goods	$173,885	$202,124
Merchandise	3,454	2,748
Services	5,159	7,345
	182,498	212,217
Cost of revenue:
Finished goods	168,651	189,440
Merchandise	4,330	2,642
Services	2,966	4,318
	175,947	196,400

Gross profits	6,551	15,817

Operating expenses:
General and administrative expenses	15,959	23,520
Depreciation and amortization	914	1,225
Goodwill impairment loss	4,049	-
	20,922	24,745

Loss from operations	(14,371)	(8,928)

Other income (expenses):
Interest income	3,861	1,950
Other income	3,968	342
Net loss from sale of assets	(262)	(531)
Interest expenses	(9,650)	(4,420)
Impairment loss on investment	-	(5,074)
Share of earning (loss) from equity investment	1,853	(2,695)
Unrealized holding loss on marketable securities	(122)	-
Foreign currency transaction, net loss	(8,437)	(83)
	(8,789)	(10,511)

Loss before income taxes and non-controlling interest	(23,160)	(19,439)

Income tax expense (benefit)	958	(1,383)
Non-controlling interest in loss of consolidated subsidiaries	(8,529)	(7,797)
	(7,571)	(9,180)

Net loss	(15,589)	(10,259)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)

Other comprehensive income (loss):
Unrealized loss on investment	(4,661)	(62)
Foreign currency translation adjustments	(13,938)	3,663
	(18,599)	3,601

Other comprehensive loss before non-controlling interest	(34,188)	(6,658)

Unrealized loss on investment – Non-controlling interest	(2,568)	-

Foreign currency translation adjustments – Non-controlling interest	(4,719)	414

Total comprehensive loss	$(26,901)	$(7,072)

Loss per share – basic and diluted	$(0.17)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	94,384,332	90,765,938

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
DECEMBER 31, 2008 AND 2007

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	stock	income (loss)	deficit	Total
	(In thousands, except share amount)
Balance, January 1, 2007	87,619,896	$87	$14,319	$(5)	$(171)	$(9,344)	$4,886
Adjustment (Note 20)	-	-	-	5	-	(47)	(42)
Adjusted balance, January 1, 2007	87,619,896	87	14,319	-	(171)	(9,391)	4,844
Issuance of shares for employee remuneration	100,000	1	19	-	-	-	20
Issuance of shares for consulting services	3,105,000	3	1,062	-	-	-	1,065
Issuance of shares	7,000,000	7	4,893	-	-	-	4,900
Change in unrealized loss on investment, net of tax	-	-	-	-	(62)	-	(62)
Foreign currency translation adjustment	-	-	-	-	3,249	-	3,249
Net loss for the year	-	-	-	-	-	(10,259)	(10,259)
Balance, December 31, 2007	97,824,896	$98	$20,293	$-	$3,016	$(19,650)	$3,757
Balance, January 1, 2008	97,824,896	$98	$20,293	$-	$3,016	$(19,650)	$3,757
Stock warrants	-	-	177	-	-	-	177
Shares held by majority- owned subsidiary	-	-	-	(3,264)	-	-	(3,264)
Change in unrealized loss on investment, net of tax	-	-	-	-	(2,092)	-	(2,092)
Foreign currency translation adjustment	-	-	-	-	(9,219)	-	(9,219)
Net loss for the year	-	-	-	-	-	(15,589)	(15,589)
Balance, December 31, 2008	97,824,896	$98	$20,470	$(3,264)	$(8,295)	$(35,239)	$(26,230)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)

Cash flows from operating activities:
Net loss	$(15,589)	$(10,259)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	712	924
Amortization of intangible assets	202	301
Non-controlling interest’s share of loss	(8,528)	(7,797)
Severance benefit	2,837	2,069
Common stocks issued for consulting services and employee remuneration	-	1,084
Bad debt expense	1,750	582
Impairment of goodwill	4,049
Impairment of long-lived assets	410	1,577
Share of (gain) loss from equity investment	(1,853)	2,695
Interest (income) expense	526	(199)
Net loss on sale of investment	298	815
Net loss on sale of property	262	531
Foreign currency transaction, net loss	8,436	158
Other miscellaneous loss	427	422
(Increase) decrease in assets:
Accounts receivable	(7,145)	7,990
Inventory	5,957	5,880
Prepaid expenses and other assets	(8,403)	(2,348)
Security deposits	(1,989)	(2,834)
Increase (decrease) in liabilities:
Accounts payable	(12,084)	7,856
Deferred revenue	2,103	4,421
Accrued liabilities	3,936	(345)
Accrued severance benefits	(2,630)	(2,154)
Other current liabilities	(8)	(186)

Cash provided by (used in) operating activities	(26,324)	11,183

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)

Cash flows from investing activities:
Acquisition of investments in securities	(67,055)	(169,482)
Proceeds from sale of investment in securities	62,316	59,961
Acquisition of property and equipment	(24,588)	(26,883)
Proceeds from disposal of property and equipment	2,347	3,403
Payments on loan receivable	(33,803)	(13,405)
Proceeds from loan receivable	20,013	5,211
Acquisition of intangible assets	(27)	(204)
Changes in non-controlling interest	4,452	39,724

Cash used in investing activities	(36,345)	(101,675)

Cash flows from financing activities:
Proceeds from convertible debentures	13,673	88,734
Common stocks issued	-	4,900
Proceeds from short and long-term notes	124,967	152,282
Principal payments of notes payable	(79,544)	(125,191)

Cash provided by financing activities	59,096	120,725

Net increase (decrease) in cash and cash equivalent	(3,573)	30,233

Effect of foreign currency translation	(7,025)	179

Cash and cash equivalent - beginning of year	34,749	4,337

Restricted cash	(649)	(4,802)

Cash and cash equivalent - end of year	$23,502	$29,947

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$9,432	$1,027
Income taxes	$958	$61

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 1 – Organization and Nature of the Business

Cintel Corp., formerly Link2 Technologies, Inc. (“Cintel” or the "Company") incorporated in Nevada in August 1996, primarily owns and manages its subsidiaries which have been engaged in the business of developing network solutions to improve internet traffic, manufacturing semiconductor and electrical components, and designing, manufacturing and installing automated assembly machinery and testing equipments based on customers’ specification. The subsidiaries' businesses also include Customer Relationship Management (CRM) solution, call center operation and database marketing.

On September 30, 2003, the Company acquired 100% of the outstanding voting stocks of Cintel Co. Ltd. (“Cintel Korea”) and in return, the shareholders of Cintel Korea received 16,683,300 shares (approximately 82%) of the Company’s common stock.  This transaction was a reverse-takeover by Cintel Korea whereby Cintel Korea’s shareholders acquired the control of the Company.  Cintel Korea, located in Seoul, Korea, was in the business of developing network solutions to improve technical limitations to the internet traffic.  During 2007, Cintel Korea ceased the network solution operation due to lack of profitability.

On October 30, 2006, the Company acquired 51% of the outstanding voting stocks of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") in China for $16.5 million. In March 2008, the Company contributed $4.9 million of additional capital to PSTS to proportionately match the additional investments made by the minority shareholders of PSTS.  PSTS was incorporated on March 2, 2004 without share capital pursuant to the commercial law of the PRC to manufacture semiconductor and electrical components.

On May 18, 2007, the Company acquired 100% of the outstanding voting stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”) in Korea for $6.5 million. Bluecomm is engaged in the business of Customer Relationship Management (CRM) solution and consulting, call-center operation, and database marketing.  It also provides total solutions for call-center outsourcing and Home Service Center (HSC) hosting.  Bluecomm commenced its CRM related business in October 2005, and entered into an agreement with Pizza Hut Korea to provide HSC and data base management operations services in June 2006. The service agreement with Pizza Hut Korea ended as of September 30, 2008, and as a result, the CRM business has substantially declined.

On August 27, 2007, the Company acquired 50.1% of the outstanding voting stocks of Phoenix Digital Tech Co. Ltd. (“PDT”) in Korea for $34.7 million. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

Acquisitions of these foreign subsidiaries were financed through the Company's convertible debentures as described in Note 12.

The Company has sustained recurring losses, and reported net loss of $15.6 million for the year ended December 31, 2008, and working capital deficiency of $20.5 million as of December 31, 2008.  As a result, the company’s accumulated deficits aggregated $35.2 million as of December 31, 2008.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Basis of Presentation

The consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned or majority-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Minority interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and the results of operations of subsidiaries in Korea and China.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No 52, Foreign Currency Translation, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.  Actual results may differ materially from these estimates.  In addition, any changes in these estimates or their related assumptions could have a materially adverse effect on the Company's operating results.

Revenue Recognition

The majority of the Company's product revenues are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.

Manufactured products (machinery and equipments) based on customers' specifications are subject to specific rights of returns, and revenue recognition is deferred until the products are installed, tested and approved by the customers.  For merchandise products, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.  All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of revenues.  Revenues generated by Customer Relationship Management consulting and database marketing services are recognizes as the services are performed, while the call center operation revenues are recognized at the end of each month when the relating time costs can be reasonably determined.

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred.  Advertising expenses were $345,962 and $570,857 for the years ended December 31, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Sales and Value-Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company's statement of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.  The investments that mature within three months from the investment date are also included as cash equivalents.

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At December 31, 2008 and 2007, such restricted cash aggregated $0.6 million and $ 4.8 million, respectively$1,242,582.

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

Accounts receivables are shown net of allowance for doubtful accounts of $2.3 million and $1.9 million as of December 31, 2008 and 2007, respectively.  All of the net trade receivables are pledged as collateral on bank debts.

Investments

Investments are accounted in accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").  The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. For all investment securities, unrealized losses that are considered to be other than temporary are considered impairment losses and included in the statements of operations.

Available-for-sale investments include marketable short-term investments and long-term investments in marketable securities.  Short-term investments in marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates.  Long-term investments in marketable equity securities are reported at fair value.  Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of comprehensive income in stockholders' equity until realized.

Investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of private companies with less than 20% of the voting rights.  Gains and losses on securities sold are included in the statement of operations.  In the event that the carrying value of the investments exceeds its fair value and the decline in value is determined to be other than temporary, the unrealized losses are considered impairment losses and recognized as a component.  Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value.

Investments subject to significant influence have been recorded using the equity method.

Inventories

Inventories are stated at lower of cost or market.  Cost is computed on a first in, first out basis for raw materials and supplies.  Work-in-process, manufactured finished goods and merchandise goods are stated at the lower of cost or net realizable value, where cost is computed using weighted average method and net realizable value is determined by deducting applicable selling expenses from selling price.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company determines that a certain level of inventory must be carried to maintain an adequate supply of product for customers.  This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products.  Other consideration in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demand, and competitive situations in the marketplace.  Should any of these factors develop other than anticipated, inventory level may be materially affected.

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

Construction-in-progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

Government Grants

Government grants without obligation to repay are recognized as reduction of the depreciable basis of the assets that are associated with the grants.

Long-Lived Assets Impairment

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.

The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any).  The first step of the goodwill impairment test, used to indentify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test.  Management's estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses and industry trends.  The second step is only performed if impairment is indicated after first step is performed, which involve measuring the actual impairment to goodwill.

SFAS 142 also requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Currently the Company amortizes acquired intangible assets with definite lives over periods ranging primarily from five to ten years.

Research and Development Costs

Research and development costs consist primarily of salaries and subcontracting expenses and are expensed as incurred.

Fair Value of Financial Instruments

The Company determines the estimated fair value of financial instruments using available market information and valuation methodologies considered to be appropriate.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.  The fair value of investments, derivative instruments and convertible debt are based on market data.  Carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

Derivative Instruments

All of the Company's derivative instruments are recognized as assets and liabilities in the statement of financial position and measured at fair value.  On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized assets or liability ("fair-value" hedge), as a hedge of the variability of cash flows to be received or paid ("cash-flow" hedge) or as a foreign currency hedge.  Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedge risk, are recorded in current period earnings.  Effective changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of the cash flows.  Changes in the fair value of derivatives that are highly effective and are designated and qualify as a foreign-currency hedge are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.  If it were to be determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinuing hedge accounting prospectively.

The Company would discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is no longer designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value.  When a fair value hedge on an interest-bearing financial instrument (such as an interest swap) is cancelled and hedge accounting is discontinued, the hedge item is no longer adjusted for changes in its fair value, and the remaining asset or liability will be amortized to earnings over the remaining life of the hedged item.  When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.  When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was previously recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings.

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet risk and credit risk concentration.  Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, short-term investments, accounts receivable and loan receivables. Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector or bank.

The Company provides credit to its customers in the normal course of operations.  It carries out, on a continuing basis, credit checks of its customers, and maintains allowance for credit losses contingent upon management’s forecasts.  For loan receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.  Concentration of credit risk arises when a group of customers having similar characteristics such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

As of December 31, 2008, the Company had four major customers which accounted for about 19% of the total accounts receivable.  For the year ended December 31, 2008, the Company had two major customers which accounted for about 55% of the total revenue.

Product Warranties

The Company warrants manufactured finished goods against defects in material and workmanship under normal use and service for period of one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Litigation and Settlement Costs

The Company may be involved in legal actions arising in the ordinary course of business.  The Company records an estimated loss for a loss contingency when both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated.

Income Taxes

The Company accounts for income taxes pursuant to the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109.

The calculation of the Company's tax provision involves the application of complex tax rules and regulations within multiple jurisdictions throughout the world.  The Company's tax liabilities include estimates for all income-related taxes that the Company believes are probable and that can be reasonably estimated.  To the extent that the Company’s estimates are understated, additional charges to the provision for income taxes would be recorded in the period in which the Company determines such understatement.  If the Company's income tax estimates are overstated, income tax benefits will be recognized when realized.

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

Comprehensive Income

The Company records its other comprehensive income under SFAS No. 130, "Reporting of Comprehensive Income".  SFAS 130 which establishes standards for reporting and presentation of comprehensive income and its components.  The Company’s other comprehensive income represents unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustment.

Earnings (Loss) per Share

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statement presentation to correspond to the current year’s format. Total equity and net income are unchanged due to these reclassifications.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Recent Accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB No 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, the Company should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 does not have material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active," which amends SFAS 157 by incorporating "an example to illustrate key considerations in determining the fair value of a financial asset" in an inactive market.  FSP 157-3 is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.  The adoption of FSP 157-3, effective October 2008, had no impact on the Company's results of operation or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued Statement No. 141R, (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity's derivative instruments and hedging activities, but does not change Statement 133's scope or accounting. This statement requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107's concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS 161 will require the Company to provide additional disclosures about derivative instruments and hedging activities beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of SFAS 162 is not expected to have a significant impact on the Company's results of operations and financial position.

In November 2008, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 08-6 ("EITF 08-6"), "Equity Method Investment Accounting Considerations." EITF 08-6 address questions that have risen about the application of the equity method of accounting for investments after the effective date of both SFAS 141(R), "Business Combination", and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements".  EITF is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 is not expected to have a significant impact on the Company's results of operations and financial position.

Note 3 - Inventories

Inventories consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Raw materials and supplies	$4,015	$4,154
Work-in-process	5,813	17,841
Finished goods	3,140	1,434

Total	$12,968	$23,429

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 4 –Notes Receivable

Notes receivable consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Loan receivable from Vision Tech, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$172	$150
Loan receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in March 2009.	11,093	-
Loan receivable from Lion Property Holdings, a private company in Korea. 8% interest, payable interest and principal at maturity. Guaranteed by the BKLCD stocks (75,000 shares). Matures in June 2009.	3,566	-
Loan receivable from Phoenix Patro, a private company in Korea. 8.5% interest, payable interest only in quarterly installments. Matures in July 2009.	1,109	-
Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. The note is guaranteed by the shareholders of the debtor and matured in April through August 2008.	-	3,847
Loan receivable from Phoenix M&M, a private company in Korea. 9% interest, payable interest only in quarterly installments. The note is guaranteed by the shareholders of the debtor and matured in September 2008.	-	5,343
Other loans receivable	98	937
	16,038	10,277

Less: current portion	15,957	9,247

Loan receivable, net of current	$81	$1,030

In the ordinary course of business, the Company had and expects to continue to have transactions, including borrowings, with unrelated and affiliated companies.  In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Prepaid expenses	$255	$1,440
Proceeds receivable from sale of assets	-	5,289
Advance payments to vendors	5,534	2,005
Deposits made for investments	3,803	-
Other current assets	2,790	6,502

Total	$12,382	$15,236

Note 6 – Investments

Short-term Investments:	December 31,
	2008	2007
	(In thousands)

Time deposits and commercial papers	$1,419	$14,275
Available-for-sale securities	4,223	6,798
Held-to-maturity securities	11,474	-

Total	$17,116	$21,073

Available-for-sale securities

The following is a summary of available-for-sale securities at December 31, 2008 and 2007 :

December 31, 2008	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(In thousands)

Available-for-sale securities	$4,333	$97	$(207)	$4,223

December 31, 2007	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(In thousands)

Available-for-sale securities	$6,764	$38	$(4)	$6,798

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Held-to-maturity securities

Investments in held-to-maturity securities consisted of corporate and municipal bonds with maturities of less than one year and are recorded at net of amortized cost.  Total investments in held-to-maturity securities aggregated to $11,474 million as of December 31, 2008, which approximate their fair value.

Long-Term Investments:	December 31,
	2008	2007
	(In thousands)

Non-marketable securities	$16,296	$18,743
Equity method investments	12,998	18,627
Derivative and other investments	5,508	133

Total	$34,802	$37,503

Equity method investments

The Company held the following equity method investments at December 31, 2008 and 2007:

December 31, 2008	Ownership	Carrying Value
		(In thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	13.5%	8,028

		$12,998

December 31, 2007	Ownership	Carrying Value
		(In thousands)

Radion Tech	21.2%	$3,301
Phoenix Holding	25.5%	4,274
Phoenix Asset Investment	27.5%	11,052

		$18,627

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Land	$19,749	$29,508
Buildings and improvements	43,663	35,599
Machinery and equipment	30,981	21,844
Furniture and fixtures	8,531	8,737
Vehicles	481	740
Software	40	241
Small tools	518	680
	103,963	97,349

Less: accumulated depreciation	(20,022)	(19,832)
	83,941	77,517

Assets held for sale*	5,224	-
Construction-in-progress	9,250	22,717

Property and equipment, net	$98,415	$100,234

Depreciation expenses for the years ended December 31, 2008 and 2007 were $711,795 and $924,369, respectively.

* During 2008, the Company relocated its manufacturing facilities and administrative office in Pyung-Taek, Korea to larger facilities in a nearby city. The vacant property in Pyung-Taek has been placed on sale.  The management has assessed the recoverability based on undiscounted cash flows expected to result from the sale of the property and determined that no significant impairment occurred as of December 31, 2008.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Goodwill

The following table sets forth changes in the carrying of goodwill for the years ended December 31, 2008 and 2007:

(In thousands)

Balance as of December 31, 2006	$7,740
Goodwill acquired during the year	19,033
Goodwill impairment	(180)

Balance as of December 31, 2007	$26,593
Reduction in goodwill associated with deconsolidation of a subsidiary due to ownership dilution	(3,525)
Goodwill impairment*	(4,179)
Fair value adjustments	(440)

Balance as of December 31, 2008	$18,449

* During the year ended December 31, 2007, the Company recorded $4.2 million of goodwill in connection with the acquisition of Bluecomm. During 2008, Bluecomm's business has substantially wound down due to lost of major customers and inability to retain new customers.  The Company determined that the goodwill is fully impaired as of December 31, 2008.

Note 9 – Other Intangible Assets

Intangible assets consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Land rights	$437	$370
Accumulated amortization	(47)	(34)
	390	336
Other intangible assets, net	975	1,601

Net carrying amount	$1,365	$1,937

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the years ended December 31, 2008 and 2007 were $202,374 and $301,239.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 10 – Notes Payable

Notes payable consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Note payable to Kong-Sang Bank of China, payable monthly interest only at 4.66%. The note matures in January 2009.	$910	$-

Note payable to Kong-Sang Bank of China, payable monthly interest only at 7.3%. The note matures in July 2009.	5,130	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 3.5%. The note matures in January 2008.	691	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2%. The note matures in February 2008.	984	-

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.85%. The note was unsecured and matured in April 2008.	-	3,000

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipment and matured in September 2008.	-	3,400

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipments and matured in March 2008.	-	1,600

Note payable to Kong-Sang Bank of China, payable monthly interest only at 5.86%. The note was unsecured and matured in October 2008.	-	3,028

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipments and matured in January 2008.	-	1,000

Notes payable to Hana Bank of Korea, payable monthly interest only, at 7.5% to 8.98%. The notes are secured by real property in Korea and mature in 2009.	1,932	2,545

Notes payable to Shin-Han Bank of Korea, payable monthly interest-only at 6.23% to 7.53%. The notes are secured by real estate and mature in June and November 2009.	4,754	6,412

Notes payable to Nong Hyup Bank of Korea, payable monthly interest only at 4.1%. The notes were unsecured and matured in November 2008.	-	534

Notes payable to Citi Bank of Korea, payable monthly interest only at 6.45% to 8.36%. The notes are secured by real estate and mature in July 2009 and January 2010.	9,876	10,797

Notes payable to Korea Exchange Bank, payable monthly interest only, at 7.24% to 8.41%. The notes are guaranteed by sister company, and mature in April and May 2009.	4,754	4,274

Note payable to Kook Min Bank of Korea, payable monthly interest only, at 6.44%. The note is secured by a deed of trust covering the Company’s real property and matures in January 2009.	8,271	8,549

Note payable to Citi Bank Korea, payable monthly interest-only, at 5.45% to 5.56%. The notes mature in January and July 2010.	17,293	10,686

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	506	682

Note payable to Industrial Bank of Korea, payable monthly interest only, at 6.89% to 7.90%. The notes are secured by a deed of trust covering the Company’s real property and mature in March and April 2009.	9,846	6,208

Notes payable to Woori Bank, payable monthly interest only at 7.93%. The note is unsecured and matures in October 2009.	6,968	6,474

Notes payable to Industrial Bank of Korea, payable monthly interest only at 7.98% to 8.19%. The note matures in February and March 2009.	4,358	1,069

Notes payable to Hana Bank Korea, payable monthly interest only at 8.07% to 8.47%. The note matures in April and June 2009.	2,773	1,603

Notes payable to Woori Bank, payable monthly interest only at 5.94% to 8.23%. The notes are secured by real property, and mature in March and October 2009.	7,924	-

Notes payable to Korea Exchange Bank, payable monthly interest only at 7.11% to 7.73%. The notes are unsecured, and mature in January 2009.	2,377	-

Note payable to Kook Min Bank of Korea, payable monthly interest only at 8.87%. The note is unsecured and matures in January 2009.	2,377	-

Notes payable to Citi Bank Korea, payable monthly interest only at 4.77%. The note matures in May 2009.	2,594	5,230

Loan payable to local government with annual interest rate at 5.38%. The loan matures in January 2009.	13	89

Notes payable to Hana Bank Korea, payable monthly interest only at 5.38. The note matures in March 2015.	1,189	-

Notes payable to Industrial Bank of Korea, payable monthly interest-only at 4.7%, and matures in December 2009 and May 2010	3,170	4,274

Notes payable to Shin-Han Bank of Korea, payable monthly interest only at 3.39%. The notes mature in June 2011.	2,295	3,714

Notes payable issued in 2008. This note matures in April 2009 at 3 month CD plus 2.15%.	4,754	-

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009	7	19

Notes payable to Merrill Lynch. The note matures in 2009.	2,500	-

Other short term notes payable of subsidiaries, unsecured, due on demand	-	2,423

Other long term notes payable of subsidiaries	-	3,124
	108,246	90,734

Less: current portion	82,761	61,383

Long-term debt	$25,485	$29,351

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (In thousands)

2009	$82,761
2010	22,414
2011	1,883
2012	299
2013 and thereafter	889

Total	$108,246

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2008 and 2007, were $1,064,486 and $5,380,222, respectively.

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

Convertible debentures outstanding as of December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Convertible debenture - A	$15,284	$15,284
Convertible debenture - B	64,920	64,920
Convertible debenture - C	10,820	10,820
Convertible debenture - D	13,024	13,075
Bond with warrants - UBP	7,761	-

Carrying amount	$111,809	$104,099

Convertible Debenture -A

The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011.  As of December 31, 2008, no bonds have been converted.

For any unconverted amount as of October 30, 2011, interest accrues at the rate of 8% per annum provided that PSTS generates revenues of $65.8 million or more and an operating profit of $6.8 million or more in 2007, and revenue of $95.4 million and an operating profit of $10.6 million in 2008.  If the conditions are not achieved, interest accrues at 10% per annum. Interest is due and payable in cash on the maturity date of October 30, 2011.

Convertible Debenture - B

The Convertible Debenture - B, issued on April 12, 2007 matures on April 12, 2012 and is convertible into shares of common stock of the Company at the option of the holder at the rate of $0.70 per share. The coupon rate of the bond is at the compounded interest rate of 2.3% per annum.  If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at 8% per annum.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The debenture agreement requires the Company to pursue to list its common stock on either NASDAQ, London Stock Exchange, Hong Kong Stock Exchange or Singapore Exchange Securities Trading Limited, and to use its best efforts to obtain such listing by October 31, 2009.  If the Company completes the listing process prior to the end of October of 2009, the holder is entitled, on or after the fourth anniversary of the issuance of the debenture, to exercise its put option to redeem the debenture at the face value plus interest at 8% per annum.  If the Company defaults, and if such default is not cured within 60 days, the holder is entitled to exercise its put option to redeem the debenture at the face value plus interest at 19% per annum.

As amended in November 2008, if such listing by October 31, 2009 for any reason not solely attributable to the holder of the debenture, the holder is entitled to exercise its put option to redeem the partial amount of the principal amount of $21.6 million and is also entitled to receive interest on the outstanding principal balance of the debenture calculated at the compounded rate of 14% per annum.  In addition, if such listing by October 31, 2010, the holder is entitled to exercise its put option to redeem the outstanding balance of the debenture and is also entitled to receive interest at the compounded rate of 14% per annum.

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of December 31, 2008, proceeds from the bonds aggregating $11.2 million11,173,519 were invested in a convertible debenture issued by STS, and these debentures have been pledged as security for this Convertible Debenture-B.

Convertible Debenture - C

The Convertible Debenture - C was issued on April 12, 2007, with a maturity date of April 12, 2012. The debenture is convertible into shares of common stock of the Company at the option of the holder at the rate of $0.70 per share.  The coupon rate of the bond is at the rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum

At any time during the period from November 1, 2009 to March 12, 2012, the holder is entitled to exercise its put option to redeem the debentures at the face value thereof, in which case the holder is entitled to interest at 8% per annum.  If the Company defaults, the holder is entitled to exercise its put option to redeem the debentures at the face value if the default is not cured within 60 days, in which case the holder is entitled to receive interest at 19 % per annum.

Convertible Debenture - D

The Convertible Debenture - D was issued by PDT, a majority-owned subsidiary of the Company, in August, November, and December 2007, respectively, with maturity dates in December 2010 through September 2012.  These debentures are convertible into shares of common stock of PDT at the option of the holders at the range of $80.15 to $96.17 per share.  The coupon rate of the bonds ranges from 0.0% to 2.4% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.

At any time during the period from September 2007 to August 2012, the holders are entitled to exercise their put option to redeem the debentures at the face value thereof, in which case the holder is entitled to interest at 8% per annum.  If the Company defaults, the holders are entitled to exercise their put options to redeem the debentures at the face value if the default is not cured within 60 days, in which case the holders are entitled to receive interest at 19 % to 20% per annum.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Bond with warrants

The bond with warrant was issued by UB Precision ("UBP"), a subsidiary of majority-owned subsidiary of the Company, in April 2008, with maturity date in April 2011.  Face amount of the bond is $7.92 million (KRW 10,000,000,000) with zero stated interest rate.  These debentures are convertible into shares of UB Precision at the option of the holders at $2.85 (KRW 3,600) per share any time between April 30, 2008 and March 31, 2011.  If the bond is not converted during the period, interest accrues at the rate of 5% per annum.

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

Note 13 - Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FIN No. 48.

Corporate income tax rates applicable to the Korean subsidiaries in 2008 and 2007 were 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income.  The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $11,770,000 and $8,617,000 of taxable losses in its Korea and US operations, respectively.  The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027.  PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the years ended December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	958	61
	958	61
Deferred income tax benefit:
U.S.	-	-
Foreign taxes of subsidiaries	-	(1,444)

Income tax expense (benefit)	$958	$(1,383)

The Company has deferred tax assets (liabilities) at December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
	(In thousands)
Research and development expenses amortized over 5 years for tax purposes	$-	$165
Other timing differences	-	521
Net operating loss carryforwards	5,877	2,540
	5,877	3,226
Valuation allowance	(5,877)	(3,226)

	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 14 - Capital

The Company's capital transactions for the years ended December 31, 2008 and 2007 are as follows:

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

In October 2007, 7,000,000 shares of common stock were issued to eight investors for a total of $4,900,000 at a price of $0.70 per share.

In December 2007, 500,000 common shares were issued for consulting services at the value of $160,000.

In August 2008, 2,525,000 common shares were given up and returned to the Company at no cost by a departed officer.

As of December 31, 2008, 11,931,824 common shares were held by a subsidiary of a majority owned subsidiary, which has been eliminated and presented as treasury stock.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In March 2000, 225,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.68. From this grant, 135,000 options were cancelled in 2002, and an additional 47,000 options were cancelled in 2003.

In February 2001, 30,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were cancelled.

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the years ended December 31, 2008 and 2007 and no option is outstanding at December 31, 2008.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control for the years ended and as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)

Accounts receivable from STS	$704	$2,061
Accounts receivable from BKLCD (fka We-Tech)	125	-
Accounts receivable from BKLS	-	5,966
Accounts payable to STS	-	1,776
Accounts payable to BKLCD (fka We-Tech)	-	1,029
Sales to STS	66,809	70,667
Sales to BKLCD (fka We-Tech)	2,282	4,869
Purchase from STS	49,311	10,363
Purchase from BKLCD (fka We-Tech)	-	5,266

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

Note 16 – Appropriated Retained Earnings

The Company's majority owned subsidiary, PDT, is required to appropriate a part of their net profits for statutory surplus reserve and reserve for technological development and business investment. For the statutory surplus reserve, an amount equivalent to 10% or more of the declared dividends is transferred to the reserve until the reserve reaches 50% of the registered capital of PDT.  The reserve is not distributable as cash dividends but can be converted into capital upon approval of the Company.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 17 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007

Numerator for basic and diluted earnings per share:
Net loss (in thousands)	$(15,589)	$(10,259)

Denominator:
Basic and diluted weighted average shares outstanding	94,384,332	90,765,938

Basic and diluted loss per share	$(0.17)	$(0.11)

Note 18 - Commitments

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in August 2009.  Future minimum annual payments (exclusive of taxes and insurance) under the lease are $16,114 for the year ended August 31, 2009.  Rent expenses paid during the years ended December 31, 2008 and 2007 were $63,660 and $77,867, respectively.

(b)	The Company is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2009	$61,666
2010	37,899
2011	2,355
$101,920

(c)
The Company’s Korean subsidiary, PDT, has outstanding guaranty agreements on behalf of affiliated companies.  PDT is obligated to perform under these agreements if guarantees of the affiliated companies failed to pay principal and interest payments to the lender when due. Including accrued interest, the maximum potential amount of future (undiscounted) payments under these guaranty agreements is $11,730,110.

In accordance with FASB interpretation No. 45, provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply since common control is considered to be existed with guarantees.   Guaranty agreements were as follows as of December 31, 2008:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$3,600,000
BKLCD	September 7, 2009	Loan	2,400,000
BKLCD	June 25, 2009	Loan	515,055
D-networks	March 27, 2009	Loan	515,055
Info Space	February 6, 2009	Stand-by L/C	2,700,000
Info Space	May 5, 2009	Stand-by L/C	2,000,000

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 19 – Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

Level 3 - Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

The following summarizes the financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008:

		Fair Value Measuring Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Available-for-sale securities	$4,223	$-	$4,223	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 20 - Cumulative Effect of Changes in Accounting Policy

During 2008, the Company's majority-owned subsidiary, PDT, changed its accounting policy for revenue recognition on the sales of certain manufactured products (machinery and equipment).  This policy change was necessary as it related to an amendment of terms in sales with the major customers.  In the new policy, the point in revenue recognition time has been moved to a later point in time.  Previously, revenue was recognized upon shipment of products; the new policy does not recognize revenue until the products are installed and tested and an acceptance is released by the customer.  The Company considers that the new policy better conforms to the terms of sales.  Prior year financial statements have been adjusted to reflect the change in revenue recognition timing retroactively to facilitate the comparability with the financial statements as of December 31, 2008 and for the year then ended.

The effect of the changes for 2007, as it was retroactively applied, is as follows:

As of and for the year ended December 31, 2007	Under new Method	Under old Method	Effect of Change
	(In thousands)

Balance sheet:
Accounts receivable	$17,063	$18,398	$(1,335)
Inventories	23,429	14,708	8,721
Accrued liabilities	3,138	3,683	(545)
Deferred revenue	15,454	3,816	11,638
Non-controlling interest	40,653	42,503	(1,850)
Accumulated other comprehensive income (loss)	3,016	3,004	12
Accumulated deficit	19,650	17,780	1,870

Statement of operation:
Sales	$212,217	$218,234	$(6,017)
Cost of sales	196,400	198,779	(2,379)
Operating expenses	24,745	24,745	-
Loss before income tax and non-controlling interest	(19,439)	(15,801)	(3,638)
Income tax and non-controlling interest	(9,180)	(7,365)	(1,815)
Net loss	(10,259)	(8,436)	(1,823)