Form 10-Q
period 2009-03-31
CINTEL CORP
filed 2009-05-20
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD  ENDED MARCH 31, 2009
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

433 N. Camden Drive, Suite 400, Beverly Hills, CA 90210
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (310)-887-1407

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

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

The number of shares of registrant’s common stock outstanding, as of May 19, 2009 was 95,300,196.

CINTEL CORP.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	8
	Notes to the Condensed Consolidated Financial Statements	10

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(In thousands, except per share and par value)

ASSETS

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$6,853	$23,502
Short-term investments	22,492	17,116
Accounts receivable, net	18,420	19,554
Inventories	13,989	12,968
Loans receivable, current	17,744	15,957
Prepaid and other current assets	10,167	12,382

Total current assets	89,665	101,479

Property, plant and equipment, net	93,366	98,415

Other assets:
Restricted cash	351	649
Loans receivable, net of current portion	57	81
Investments	37,247	34,802
Goodwill	17,459	18,449
Other intangible assets, net	1,215	1,365
Security deposits	4,044	6,569

Total other assets	60,373	61,915

Total assets	$243,404	$261,809

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(In thousands, except per share and par value)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2009	December 31, 2008
Current liabilities:
Accounts payable	$19,533	$20,998
Accrued liabilities	3,028	4,610
Deferred revenue	10,129	13,394
Notes payable, current	73,133	82,761
Other current liabilities	187	244

Total current liabilities	106,010	122,007

Long-term liabilities:
Accrued severance benefits	907	1,065
Notes payable, net of current portion	30,275	25,485
Convertible debentures	110,359	111,809

Long-term liabilities	141,541	138,359

Total liabilities	247,551	260,366

Commitments and contingencies (Note 18)

Non-controlling interest	25,878	27,673

Stockholders' deficit:
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 97,824,896 shares issued; 83,423,964 and 97,824,896 shares outstanding at March 31, 2009 and December 31, 2008, respectively	98	98
Additional paid-in capital	6,611	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(10,187)	(8,295)
Accumulated deficit	(23,293)	(35,239)

Total stockholders’ deficit	(30,025)	(26,230)

Total liabilities and stockholders' deficit	$243,404	$261,809

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	Adjusted (Note 20) 2008
Revenues:
Finished goods	$26,344	$60,505
Merchandise	292	351
Services	181	2,035
	26,817	62,891
Cost of revenue:
Finished goods	24,890	59,341
Merchandise	437	304
Services	98	1,105
	25,425	60,750

Gross profits	1,392	2,141

Operating expenses:
General and administrative expenses	3,086	4,149
Depreciation and amortization	174	286
	3,260	4,435

Loss from operations	(1,868)	(2,294)

Other income (expenses):
Interest income	720	760
Other income (expenses)	(107)	139
Net loss from sale of assets	(101)	37
Interest expenses	(2,007)	(1,872)
Impairment loss on investment	-	-
Share of loss from equity investment	(161)	(430)
Unrealized holding gain on marketable securities	832	-
Foreign currency transaction, net	452	(137)
	(372)	(1,503)

Loss before income taxes and non-controlling interest	(2,240)	(3,797)

Income tax expense	9	1
Non-controlling interest in loss of consolidated subsidiaries	(327)	(1,202)
	(318)	(1,201)

Net loss	(1,922)	(2,596)

(Continued)

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	Adjusted (Note 20) 2008

Other comprehensive income (loss):
Unrealized gain on investment	175	32
Foreign currency translation adjustments	(3,533)	(600)
	(3,358)	(568)

Other comprehensive loss before non-controlling interest	(5,280)	(3,164)

Unrealized gain on investment – Non-controlling interest	85	-

Foreign currency translation adjustments – Non-controlling interest	(1,551)	(452)

Total comprehensive loss	$(3,814)	$(2,712)

Loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	83,423,964	97,824,896

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total

Balance, January 1, 2008	97,824,896	$98	$20,293	$-	$3,004	$(17,780)	$5,615
Adjustment (Note 20)	-	-	-	-	112	(1,870)	(1,758)
Adjusted balance, January 1, 2008	97,824,896	98	20,293	-	3,116	(19,650)	3,857
Change in unrealized gain on investment, net of tax	-	-	-	-	32	-	32
Foreign currency translation adjustment	-	-	-	-	(600)	-	(600)
Net loss for the period	-	-	-	-	-	(2,596)	(2,596)
Balance, March 31, 2008	97,824,896	$98	$20,293	$-	$2,548	$(22,246)	$693
Balance, January 1, 2009	97,824,896	$98	$20,470	$(3,264)	$(8,295)	$(35,239)	$(26,230)
Transfer of shares for consulting services	-	-	-	12	-	-	12
Shares held by majority- owned subsidiary	-	-	-	(2)	-	-	(2)
Quasi reorganization of a majority-owned subsidiary	-	-	(13,868)	-	-	13,868	-
Exercise of stock option by majority- owned subsidiary	-	-	9	-	-	-	9
Change in unrealized loss on investment, net of tax	-	-	-	-	90	-	90
Foreign currency translation adjustment	-	-	-	-	(1,982)	-	(1,982)
Net loss for the period	-	-	-	-	-	(1,922)	(1,922)
Balance, March 31, 2009	97,824,896	$98	$6,611	$(3,254)	$(10,187)	$(23,293)	$(30,025)

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	Adjusted (Note 20) 2008

Cash flows from operating activities:
Net loss	$(1,922)	$(2,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,134	230
Amortization of intangible assets	77	56
Non-controlling interest’s share of loss	(327)	(1,202)
Common stock provided for professional services	10	-
Bad debt expense	1,089	-
Severance benefit	259
Impairment of long-lived assets	260	-
Share of (gain) loss from equity investment	(619)	462
Unrealized loss on investment	4	-
Net loss (gain) on sale of property	101	(37)
Net gain on sale of investment	(191)	-
Interest expense	673	-
Foreign currency transaction	(41)	-
Other miscellaneous loss	697	-
(Increase) decrease in assets:
Accounts receivable	(1,452)	(20,290)
Inventory	(1,913)	(4,751)
Prepaid expenses and other assets	(1,861)	(7,786)
Security deposits	-	156
Increase (decrease) in liabilities:
Accounts payable	2,979	3,173
Deferred revenue	(2,082)	5,192
Accrued liabilities	(3,682)	5,676
Accrued severance benefits	(320)	772
Other current liabilities	(418)	2

Cash used in operating activities	(7,545)	(20,943)

(Continued)

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	Adjusted (Note 20) 2008

Cash flows from investing activities:
Acquisition of investments in securities	(10,291)	-
Proceeds from sale of investment in securities	5,321	9,555
Acquisition of property and equipment	(2,720)	(13,263)
Proceeds from disposal of property and equipment	440	-
Payments on loan receivable	(5,063)	(13,212)
Proceeds from loan receivable	1,824	-
Acquisition of intangible assets	(5)	72
Changes in non-controlling interest	-	2,857

Cash used in investing activities	(10,494)	(13,991)

Cash flows from financing activities:
Proceeds from convertible debentures	-	8,437
Principal payments of convertible debentures	(4,237)	-
Acquisition of treasury stocks	(2)	-
Proceeds from short and long-term notes	13,767	26,059
Principal payments of notes payable	(6,173)	(879)

Cash provided by financing activities	3,355	33,617

Net decrease in cash and cash equivalent	(14,684)	(1,317)

Effect of foreign currency translation	(1,614)	(600)

Cash and cash equivalent - beginning of period	23,502	29,946

Restricted cash	351	(4,811)

Cash and cash equivalent - end of period	$6,853	$32,840

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$2,107	$1,466
Cash paid for income taxes	$140	$330

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

The Company has sustained recurring losses, and reported net loss of $1.9 million for the period ended March 31, 2009, and working capital deficiency of $16.0 million as of March 31, 2009. As a result, the company’s accumulated deficits aggregated $23.3 million as of March 31, 2009.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred. Advertising expenses were $3,811 and $107,007 for the periods ended March 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow. At March 31, 2009 and December 31, 2008, such restricted cash aggregated $0.4 million and $ 0.6 million, respectively$1,242,582.

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

Accounts receivables are shown net of allowance for doubtful accounts of $3.2 million and $2.3 million as of March 31, 2009 and December 31, 2008, respectively. All of the net trade receivables are pledged as collateral on bank debts.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2009, the Company had four major customers which accounted for about 12% of the total accounts receivable. For the period ended March 31, 2009, the Company had four major customers which accounted for about 44% of the total revenue.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statement presentation to correspond to the current period’s format. Total equity and net income are unchanged due to these reclassifications.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 had no material impact on the Company’s financial condition and results of operations.

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

In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 had no significant impact on the Company's results of operations and financial position.

In November 2008, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 08-6 ("EITF 08-6"), "Equity Method Investment Accounting Considerations." EITF 08-6 address questions that have risen about the application of the equity method of accounting for investments after the effective date of both SFAS 141(R), "Business Combination", and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". EITF is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 had no significant impact on the Company's results of operations and financial position.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Inventories

Inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,209	$4,015
Work-in-process	6,830	5,813
Finished goods	3,950	3,140

Total	$13,989	$12,968

Note 4 –Notes Receivable

Notes receivable consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Loan receivable from Vision Tech, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$-	$172
Loan receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in September 2009.	10,122	11,093
Loan receivable from Lion Property Holdings, a private company in Korea. 8% interest, payable interest and principal at maturity. Guaranteed by the BKLCD stocks (75,000 shares). Matures in June 2009.	3,254	3,566
Various loan receivables from Phoenix Patro, a private company in Korea. 8.5% to 12% interest, payable interest only in quarterly installments. Matures in 2009 and 2010.	4,338	1,109
Other loans receivable	87	98
	17,801	16,038

Less: current portion	17,744	15,957

Loan receivable, net of current	$57	$81

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$368	$255
Advance payments to vendors	6,884	5,534
Deposits made for investments	-	3,803
Other current assets	2,915	2,790

Total	$10,167	$12,382

Note 6 – Investments

	March 31, 2009	December 31, 2008
Short-term Investments:

Time deposits and commercial papers	$8,003	$1,419
Available-for-sale securities	4,020	4,223
Held-to-maturity securities	10,469	11,474

Total	$22,492	$17,116

Available-for-sale securities

The following is a summary of available-for-sale securities as of March 31, 2009 and December 31, 2008:

March 31, 2009	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value

	(in thousands)

Available-for-sale securities	$3,954	$231	$(165)	$4,020

December 31, 2008	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(in thousands)

Available-for-sale securities	$4,333	$97	$(207)	$4,223

Held-to-maturity securities

Investments in held-to-maturity securities consisted of corporate and municipal bonds with maturities of less than one year and are recorded at net of amortized cost. Total investments in held-to-maturity securities aggregated to $10.5 million and $11.5 million as of March 31, 2009 and December 31, 2008, which approximate their fair value.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Long-Term Investments:	March 31, 2009	December 31, 2008
	(in thousands)

Non-marketable securities	$19,578	$16,296
Equity method investments	12,419	12,998
Derivative and other investments	5,250	5,508

Total	$37,247	$34,802

Equity method investments

The Company held the following equity method investments at March 31, 2009 and December 31, 2008:

March 31, 2009	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,715
Phoenix Holding	25.5%	3,535
Phoenix Asset Investment	27.4%	7,169

		$12,419

December 31, 2008	Ownership	Carrying Value
		(in thousands)

Radion Tech	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028

		$12,998

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Land	$17,619	$19,749
Buildings and improvements	40,537	43,663
Machinery and equipment	30,603	30,981
Furniture and fixtures	7,975	8,531
Vehicles	410	481
Software	40	40
Small tools	502	518
	97,686	103,963

Less: accumulated depreciation	(20,286)	(20,022)
	77,400	83,941

Assets held for sale*	4,767	5,224
Construction-in-progress	11,199	9,250

Property and equipment, net	$93,366	$98,415

Depreciation expenses for the periods ended March 31, 2009 and 2008 were $139,630 and $286,286, respectively.

* During 2008, the Company relocated its manufacturing facilities and administrative office in Pyung-Taek, Korea to larger facilities in a nearby city. The vacant property in Pyung-Taek has been placed on sale. The management has assessed the recoverability based on undiscounted cash flows expected to result from the sale of the property and determined that no significant impairment occurred as of March 31, 2009.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Goodwill

The following table sets forth changes in the carrying of goodwill at March 31, 2009 and December 31, 2008:

(in thousands)

Balance as of January 1, 2008	$26,593
Reduction in goodwill associated with deconsolidation of a subsidiary due to ownership dilution	(3,525)
Goodwill impairment*	(4,179)
Fair value adjustments	(440)

Balance as of December 31, 2008	$18,449
Fair value adjustments	(990)

Balance as of March 31, 2009	$17,459

* During the year ended December 31, 2007, the Company recorded $4.2 million of goodwill in connection with the acquisition of Bluecomm. During 2008, Bluecomm's business has substantially wound down due to lost of major customers and inability to retain new customers. The Company determined that the goodwill is fully impaired as of December 31, 2008.

Note 9 – Other Intangible Assets

Intangible assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Land rights	$436	$437
Accumulated amortization	(49)	(47)
	387	390
Other intangible assets, net	828	975

Net carrying amount	$1,215	$1,365

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years. Amortization expenses on these intangible assets for the periods ended March 31, 2009 and 2008 were $34,991 and $56,058, respectively.

Note 10 – Notes Payable

Notes payable consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Note payable to Kong-Sang Bank of China, payable monthly interest only at 4.66%. The note matures in January 2009.	$ -	$ 910

Note payable to Kong-Sang Bank of China, payable monthly interest only at 7.3%. The note matures in July 2009.	5,122	5,130

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 3.5%. The note matures in January 2009.	-	691

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2%. The note matures in February 2009.	-	984

Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2.2%. The note matures in June 2009.	350	-

Notes payable to Hana Bank of Korea, payable monthly interest only, at 7.5% to 8.98%. The notes are secured by real property in Korea and mature in 2009.	1,763	1,932

Notes payable to Shin-Han Bank of Korea, payable monthly interest-only at 6.23% to 7.53%. The notes are secured by real estate and mature in June and November 2009.	4,338	4,754

Notes payable to City Bank of Korea, payable monthly interest only at 6.45% to 8.36%. The notes are secured by real estate and mature in July 2009 and January 2010.	9,011	9,876

Notes payable to Korea Exchange Bank, payable monthly interest only, at 6.56% to 8.41%. The notes are guaranteed by sister company, and mature in April and May 2009.	3,615	4,754

Note payable to Kook Min Bank of Korea, payable monthly interest only, at 6.44%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2009.	7,546	8,271

Note payable to Citi Bank Korea, payable monthly interest-only, at 5.45% to 5.56%. The notes mature in January and July 2010.	15,779	17,293

Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	461	506

Note payable to Kiup Bank, payable monthly interest only, at 6.89% to 7.90%. The notes are secured by a deed of trust covering the Company’s real property and mature in March 2010.	8,991	9,846

Notes payable to Woori Bank, payable monthly interest only at 7.93%. The note is unsecured and matures in October 2009.	6,348	6,968

Notes payable to Industrial Bank of Korea, payable monthly interest only at 6.32% to 7.98%. The note matures in February and March 2010.	3,977	4,358

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Notes payable to Hana Bank Korea, payable monthly interest only at 5.5% to 5.95%. The note matures in April and August 2009.	2,531	2,773

Notes payable to Woori Bank, payable monthly interest only at 5.94% to 6.33%. The notes are secured by real property, and mature in October 2009.	7,230	7,924

Notes payable to Korea Exchange Bank, payable monthly interest only at 6.67%. The notes are secured by the Company’s real property and mature in April 2009.	2,169	2,377

Note payable to Kook Min Bank of Korea, payable monthly interest only at 8.87%. The note is unsecured and matures in August 2009.	2,169	2,377

Notes payable to Citi Bank Korea, payable monthly interest only at 5.00% to 5.91%. The note matures in April and May 2009.	2,403	2,594

Loan payable to local government with annual interest rate at 5.38%. The loan matures in January 2009.	-	13

Notes payable to Hana Bank Korea, payable monthly interest only at 5.38. The note matures in March 2015 and March 2017.	1,085	1,189

Notes payable to Industrial Bank of Korea, payable monthly interest-only at 4.7%, and matures in December 2009 and May 2010	2,892	3,170

Notes payable to Shin-Han Bank of Korea, payable monthly interest only at 4.54%. The notes mature in June 2011.	1,885	2,295

Notes payable issued in 2008. This note matures in April 2009 at 3 month CD plus 2.15%.	-	4,754

Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009

Notes payable to Merrill Lynch. The note matured in January 2009.	-	2,500

Notes payable to Hana Bank Korea, payable monthly interest only at 5.33%. The note was secured by real property and matures in March 2010.	4,337	-

Notes payable to Industrial Bank of Korea, and matures in March 2010	2,169

Notes payable to Industrial Bank of Korea, and matures in February 2017	7,230	-
	103,408	108,246
Less: current portion	73,133	82,761
Long-term debt	$30,275	$25,485

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)

2009	$53,658
2010	39,926
2011	1,508
2012	273
2013 and thereafter	8,043

Total	$103,408

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The severance benefits for the period ended March 31, 2009 and 2008, were $102,216 and $169,542, respectively.

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

Convertible debentures outstanding at March 31, 2009 and December 31, 2008, are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)

Convertible debenture - A	$15,284	$15,284
Convertible debenture - B	64,920	64,920
Convertible debenture - C	10,820	10,820
Convertible debenture - D	12,129	13,024
Bond with warrants - UBP	7,206	7,761

Carrying amount	$110,359	$111,809

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Convertible Debenture -A

The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011. As of March 31, 2009, no bonds have been converted.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of March 31, 2009, proceeds from the bonds aggregating $11.2 million11,173,519 were invested in a convertible debenture issued by STS, and these debentures have been pledged as security for this Convertible Debenture-B.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 13 - Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FIN No. 48.

Corporate income tax rates applicable to the Korean subsidiaries in 2009 and 2008 were 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess. For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized. Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $13,222,000 and $8,711,000 of taxable losses in its Korea and US operations, respectively. The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027. PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the periods ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	9	1
	9	1
Deferred income tax benefit:	-	-

Income tax expense	$9	$1

The Company has deferred tax assets (liabilities) at March 31, 2009 and December 31, 2008 as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Research and development expenses amortized over 5 years for tax purposes	$-	$-
Other timing differences	-	-
Net operating loss carryforwards	7,798	5,877
	7,798	5,877
Valuation allowance	(7,798)	(5,877)

	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 14 - Capital

The Company's capital transactions for the periods ended March 31, 2009 and 2008 are as follows:

In March 2009, 68,857 common shares held by a subsidiary were provided for consulting services at the value of $10,734.

As of March 31, 2009, 11,872,967 common shares held by a subsidiary of a majority-owned subsidiary were eliminated and presented as treasury stock.

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

	March 31, 2009	December 31, 2008
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant. No options have vested during the periods ended March 31, 2009 and 2008 and no option is outstanding at March 31, 2009.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control for the periods ended and at March 31, 2009 and December 31, 2008, are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$966	$704
Accounts receivable from BKLCD (fka We-Tech)	-	125
Sales to STS	10,126	66,809
Sales to BKLCD (fka We-Tech)	4	2,282
Purchase from STS	8,368	49,311

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

In January 2009, PDT's Board of Directors approved a corporate readjustment of its account in the form of a quasi reorganization in which the Company's accumulated deficits of $13.9 million was charged to paid-in capital.

Note 17 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(1,922)	$(2,596)

Denominator:
Basic and diluted weighted average shares outstanding	83,424	97,824

Basic and diluted loss per share	$(0.02)	$(0.03)

Note 18 - Commitments

(a) The Company leases its premises under a non-cancellable lease agreement which will expire in August 2009. Future minimum annual payments (exclusive of taxes and insurance) under the lease are $9,189 for the period ended August 31, 2009. Rent expenses paid during the periods ended March 31, 2009 and 2008 were $11,439 and $23,699, respectively.

(b) The Company is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2009	$42,199
2010	34,580
2011	2,149
$78,928

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

(c) The Company’s Korean subsidiary, PDT, has outstanding guaranty agreements on behalf of affiliated companies. PDT is obligated to perform under these agreements if guarantees of the affiliated companies failed to pay principal and interest payments to the lender when due. Including accrued interest, the maximum potential amount of future (undiscounted) payments under these guaranty agreements is $12 million.

In accordance with FASB interpretation No. 45, provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply since common control is considered to be existed with guarantees. Guaranty agreements were as follows as of March 31, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000
BKLCD	September 7, 2009	Loan	$ 2,400,000
BKLCD	June 25, 2009	Loan	$ 515,055
Info Space	February 6, 2009	Stand-by L/C	$ 2,700,000
Info Space	May 5, 2009	Stand-by L/C	$ 2,000,000

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009:

		Fair Value Measuring Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Available-for-sale securities	$4,020	$-	$4,020	$-

Note 20 - Cumulative Effect of Changes in Accounting Policy

During 2008, the Company's majority-owned subsidiary, PDT, changed its accounting policy for revenue recognition on the sales of certain manufactured products (machinery and equipment). This policy change was necessary as it related to an amendment of terms in sales with the major customers. In the new policy, the point in revenue recognition time has been moved to a later point in time. Previously, revenue was recognized upon shipment of products; the new policy does not recognize revenue until the products are installed and tested and an acceptance is released by the customer. The Company considers that the new policy better conforms to the terms of sales. Prior year financial statements have been adjusted to reflect the change in revenue recognition timing retroactively to facilitate the comparability with the financial statements as of March 31, 2009 and for the period then ended.

The effect of the changes for the period ended March 31, 2008, as it was retroactively applied, is as follows:

For the period ended March 31, 2008	Under new Method	Under old Method	Effect of Change
	(in thousands)

Statement of operation:
Sales	$62,891	$52,647	$10,244
Cost of sales	60,750	50,506	10,244
Net loss	(2,596)	(2,596)	-

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

Overview

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

 Our subsidiaries include:

●	Phoenix Semiconductor Telecommunication (Suzhou) located in Suzhou, China, provides semiconductor package products in different groups of Dual, Quad and BGA.
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

RESULTS OF OPERATIONS

                                                                                                                                                                               (in thousands USD)
	03/31/09	03/31/08
Revenue	26,817	62,891
Cost of Sales	25,425	60,750
Gross Profit	1,392	2,141
Operating Expenses	3,260	4,435
Operating Loss	1,868	2,294
Net Loss	1,922	2,596

The company generated revenues of approximately $26.8 million and approximately $62.9 million for the three months ended March 31, 2009 and 2008, respectively, which reflects a decrease of approximately $36 million. Revenues are comprised of the sale of products, and services.

The gross revenue of PSTS for the three months ended March 31, 2009 was $11.6 million, a 42.0% decrease from $20.1 million for the same period in 2008. The gross revenue of PDT for the three months ended March 31, 2009 including its two subsidiaries were $15.2 million, 50.6% decrease from $30.8 million in 2008. The decrease reflects the impact of the slowing economy and low demand in the semiconductor market.

Bluecomm’s gross revenue for the three months ended March 31, 2009 was $0.1 million, 94% decrease from $1.7 million in 2008. Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008.

The cost of sales for the three months ended March 31, 2009 and 2008 was $25.4 million and $60.7 million, respectively, a decrease of 58.1%,. Our gross margins for the three months ended March 31, 2009 and 2008 was $1.4 million and $2.1 million respectively.

Total operating expenses for the three months ended March 31, 2009 and 2008 totaled approximately $3.3 million and $4.4 million, respectively, resulting in a decrease of $1.1 million or 25.0%.

The operating loss for the three months ended March 31, 2009 and 2008 totaled $1.8million and $2.3 million, respectively. Management anticipates that the company will see operating profit commencing from around late 2009. Management also anticipates that PDT’s operating profit will increase as the production of its factory automationFA division increase its manufacturing capability in its expanded plant.

The net loss for the three months ended March 31, 2009 and 2008 totaled $1.9 million and $2.6 million, respectively.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and their subsidiaries and other losses from non-operating items including interest expenses and foreign currency transaction loss. However, the company expects to see operating profit in the late 2009 based on the increased production driven by the plant expansion and the production line extension of our subsidiaries.

Liquidity and Capital Resources

As of March 31, 2009 our cash balance was $6.8 million compared to $23.5 million at December 31, 2008. Total current assets at Mach 31, 2009 were $89.6 million compared to $101.5 million at December 31, 2008. We currently plan to use the cash balance and cash generated from operations for our growth through operation and facility expansion by our subsidiaries.

For the three months ended March 31, 2009, net cash used in operating activities was $7.5 million as compared to $20.9 million for the three months ended March 31, 2008. The decrease in cash used in operating activities can be attributed to the increase in the account receivable and the decrease in the account payable.

For the three months ended March 31, 2009, net cash used in investing activities was $10.5 million, compared to net cash used in investing activities of $14.0 million for the three months ended March 31, 2008. The cash used in the period ended March 31, 2009, primarily represents acquisition of investments and payments  on loan receivables.

Net cash provided by financing activities during the three months ended, March 31,2009 and 2008 was $3.3 million and  $33.6 million, respectively, which consisted primarily of the proceeds from notes and principal payment of payables.

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

In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active," which amends SFAS 157 by incorporating "an example to illustrate key considerations in determining the fair value of a financial asset" in an inactive market.  FSP 157-3 is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.  The adoption of FSP 157-3,  effective October 2008 had no impact on the Company's results of operation or financial position.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 had no material impact on the Company’s financial condition and results of operations.

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

In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accoutning principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of SFAS 162 had no significant impact on the Company's results of operations and financial position.

In November 2008, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 08-6 ("EITF 08-6"), "Equity Method Investment Accounting Considerations." EITF 08-6 address questions that have risen about the application of the equity method of accounting for investments after the effective date of both SFAS 141(R), "Business Combination", and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements".  EITF is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-6 had no significant impact on the Company's results of operations and financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2009.

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

CinTel Corp.

Date: May 20, 2009	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)