Form 10-Q
period 2009-06-30
CINTEL CORP
filed 2009-08-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD  ENDED JUNE 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of August 18, 2009 was 95,300,196.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(In thousands, except per share and par value)

ASSETS

	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$8,239	$23,502
Short-term investments	19,006	17,116
Accounts receivable, net	17,394	19,554
Inventories	14,168	12,968
Loans receivable, current	18,850	15,957
Prepaid and other current assets	18,351	12,382

Total current assets	96,008	101,479

Property, plant and equipment, net	96,411	98,415

Other assets:
Restricted cash	8,663	649
Loans receivable, net of current portion	46	81
Investments	36,278	34,802
Goodwill	18,280	18,449
Other intangible assets, net	1,214	1,365
Security deposits	3,977	6,569

Total other assets	68,458	61,915

Total assets	$260,877	$261,809

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(In thousands, except per share and par value)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2009	December 31, 2008
Current liabilities:
Accounts payable	$28,899	$20,998
Accrued liabilities	4,564	4,610
Deferred revenue	9,620	13,394
Notes payable, current	88,550	82,761
Other current liabilities	459	244

Total current liabilities	132,092	122,007

Long-term liabilities:
Accrued severance benefits	943	1,065
Notes payable, net of current portion	21,124	25,485
Convertible debentures	112,910	111,809

Long-term liabilities	134,977	138,359

Total liabilities	267,069	260,366

Commitments and contingencies (Note 18)

Non-controlling interest	27,144	27,673

Stockholders' deficit:
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 97,824,896 shares issued; 95,300,196 and 97,824,896 shares outstanding at June 30, 2009 and December 31, 2008, respectively	98	98
Additional paid-in capital	7,001	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(8,120)	(8,295)
Accumulated deficit	(29,061)	(35,239)

Total stockholders’ deficit	(33,336)	(26,230)

Total liabilities and stockholders' deficit	$260,877	$261,809

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2009	(Adjusted) Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	(Adjusted) Six Months Ended June 30, 2008
Revenues:
Finished goods	$40,609	$13,691	$66,953	$74,196
Merchandise	602	1,586	894	1,937
Services	166	1,683	347	3,718
	41,377	16,960	68,194	79,851
Cost of revenue:
Finished goods	40,015	10,209	64,905	69,550
Merchandise	308	1,434	745	1,738
Services	89	1,014	187	2,119
	40,412	12,657	65,837	73,407

Gross profits	965	4,303	2,357	6,444

Operating expenses:
General and administrative expenses	2,705	4,117	5,791	8,266
Depreciation and amortization	232	182	406	468
	2,937	4,299	6,197	8,734

Loss from operations	(1,972)	4	(3,840)	(2,290)

Other income (expenses):
Interest income	1,203	1,098	1,923	1,858
Other income (expenses)	64	(522)	(43)	(383)
Net loss from sale of assets	(17)	(22)	(118)	15
Interest expenses	(2,756)	(2,273)	(4,763)	(4,145)
Share of loss from equity investment	(998)	(90)	(1,159)	(520)
Net gain from sale of investment	-	65	-	65
Unrealized holding gain on marketable securities	(18)	-	814	-
Foreign currency transaction, net	(2,817)	112	(2,365)	(25)
	(5,339)	(1,632)	(5,711)	(3,135)

Loss before income taxes and non-controlling interest	(7,311)	(1,628)	(9,551)	(5,425)

Income tax expense (benefit)	(174)	111	(165)	112
Non-controlling interest in loss of consolidated subsidiaries	(1,370)	82	(1,697)	(1,120)
	(1,544)	193	(1,862)	(1,008)

Net loss	(5,767)	(1,821)	(7,689)	(4,417)

(Continued)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

(Continued)

	Three Months Ended June 30, 2009	(Adjusted) Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	(Adjusted) Six Months Ended June 30, 2008
Other comprehensive income (loss):
Unrealized gain (loss) on investment	(700)	(62)	(525)	(30)
Foreign currency translation adjustments	3,868	(6,512)	335	(7,112)
	3,168	(6,574)	(190)	(7,142)

Other comprehensive loss before non-controlling interest	(2,599)	(8,395)	(7,879)	(11,559)

Unrealized gain (loss) on investment – Non-controlling interest	(338)	-	(253)	-

Foreign currency translation adjustments – Non-controlling interest	1,789	(2,021)	238	(2,475)

Total comprehensive loss	$(4,050)	$(6,372)	$(7,864)	$(9,084)

Loss per share – basic and diluted	$(0.06)	$(0.02)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	95,314	97,825	95,314	97,825

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands, except share amounts)

Common Stock		Additional paid-in	Treasury	Accumulated other Comprehensive	Accumulated
Shares	Amount	capital	stock	income (loss)	deficit	Total

Balance, January 1, 2008	97,824,896	$98	$20,293	$-	$3,004	$(17,780)	$5,615
Adjustment (Note 20)	-	-	-	-	112	(1,870)	(1,758)
Adjusted balance, January 1, 2008	97,824,896	98	20,293	-	3,116	(19,650)	3,857
Change in unrealized loss on investment, net of tax	-	-	-	-	(30)	-	(30)
Foreign currency translation adjustment	-	-	-	-	(4,638)	-	(4,638)
Net loss for the period	-	-	-	-	-	(4,417)	(4,417)
Balance, June 30, 2008	97,824,896	$98	$20,293	$-	$(1,552)	$(24,067)	$(5,228)
Balance, January 1, 2009	97,824,896	$98	$20,470	$(3,264)	$(8,295)	$(35,239)	$(26,230)
Transfer of shares for consulting services	(2,524,700)	-	-	12	-	-	12
Shares held by majority- owned subsidiary	-	-	-	(2)	-	-	(2)
Stock warrant	-	-	310	-	-	-	310
Quasi reorganization of a majority-owned subsidiary	-	-	(13,867)	-	-	13,867	-
Exercise of stock option by majority- owned subsidiary	-	-	88	-	-	-	88
Change in unrealized loss on investment, net of tax	-	-	-	-	272	-	272
Foreign currency translation adjustment	-	-	-	-	(97)	-	(97)
Net loss for the period	-	-	-	-	-	(7,689)	(7,689)
Balance, June 30, 2009	95,300,196	$98	$7,001	$(3,254)	$(8,120)	$(29,061)	$(33,336)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	Adjusted (Note 20) 2008

Cash flows from operating activities:
Net loss	$(7,689)	$(4,416)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,922	469
Amortization of intangible assets	195	-
Non-controlling interest’s share of loss	(2,018)	(1,121)
Common stock provided for professional services	10	-
Bad debt expense	1,128	216
Severance benefit	645	-
Impairment of long-lived assets	606	-
Share of loss from equity investment	172	553
Unrealized loss on investment	1,159	-
Net loss (gain) on sale of property	118	(16)
Net gain on sale of investment	(876)	-
Interest expense	213	-
Foreign currency transaction	186	-
Other miscellaneous loss	571	-
(Increase) decrease in assets:
Accounts receivable	840	(15,258)
Inventory	(1,904)	(2,590)
Prepaid expenses and other assets	(16,754)	705
Security deposits	-	(556)
Increase (decrease) in liabilities:
Accounts payable	7,628	1,336
Deferred revenue	(3,668)	940
Accrued liabilities	824	2,875
Accrued severance benefits	(8,234)	513
Other current liabilities	384	-

Cash used in operating activities	(22,542)	(16,350)

(Continued)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	Adjusted (Note 20) 2008

Cash flows from investing activities:
Acquisition of investments in securities	(14,661)	-
Proceeds from sale of investment in securities	14,139	706
Acquisition of property and equipment	(4,150)	(13,715)
Proceeds from disposal of property and equipment	1,638	-
Payments on loan receivable	(6,391)	(24,850)
Proceeds from loan receivable	5,610	-
Acquisition of intangible assets	(9)	1,781
Changes in non-controlling interest	-	2,473

Cash used in investing activities	(3,824)	(33,605)

Cash flows from financing activities:
Proceeds from convertible debenture	1,487	17,588
Principal payments of debentures	(12,267)	-
Proceeds from stock warrants	7,435	-
Proceeds from short and long-term notes	15,040	37,744
Principal payments of notes payable	(8,636)	(14,465)

Cash provided by financing activities	3,059	40,867

Net decrease in cash and cash equivalent	(23,307)	(9,088)

Effect of foreign currency translation	(619)	(4,700)

Cash and cash equivalent - beginning of period	23,502	29,946

Restricted cash	8,663	4,810

Cash and cash equivalent - end of period	$8,239	$20,968

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$5,347	$3,175
Cash paid for income taxes	$259	$111

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

Pursuant to mandated restructuring rules of the local government, PDT has been under a debt restructuring workout  with its major creditors since April 2009, and as of current period ending, no specific terms of the workout is determined.

The Company has sustained recurring losses and reported net loss of $7.7 million for the period ended June 30, 2009, and working capital deficiency of $36 million as of June 30, 2009.  The company’s accumulated deficits aggregated $29 million as of June 30, 2009.

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

Revenue Recognition

Revenues from sales of products are recognized upon shipment or delivery and acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.

Manufactured products (machinery and equipments) based on customers' specifications are subject to specific rights of returns, and revenue recognition is deferred until the products are installed, tested and approved by the customers.    All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of revenues.  Revenues generated by Customer Relationship Management consulting and database marketing services are recognized as the services are performed, while the call center operation revenues are recognized at the end of each month when the relating time costs can be reasonably determined.

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred.  Advertising expenses were $19,121 and $188,468 for the periods ended June 30, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At June 30, 2009 and December 31, 2008, such restricted cash aggregated $8.7 million and $0.6 million, respectively$1,242,582.

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

The allowances for doubtful accounts were $3.4 million and $2.3 million as of June 30, 2009 and December 31, 2008, respectively.

The Company’s trade receivables are pledged as collateral on bank debts.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

The two-step impairment test identifies potential goodwill impairment and measures the amount of  impairment loss to be recognized.  The first step of the impairment test, used to indentify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The Company uses management estimates of future cash flows to perform the first step of the impairment test.  Management's estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses and industry trends.  The second step is performed only if impairment is indicated from the first step test and measures the impairment by comparing the carrying value of the goodwill with its fair value.

SFAS 142 also requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Currently, the Company amortizes acquired intangible assets with definite lives over periods ranging primarily from five to ten years.

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

As of June 30, 2009, the Company had four major customers which accounted for about 13% of the total accounts receivable.  For the period ended June 30, 2009, the Company had four major customers which accounted for about 45% of the total revenue.

Product Warranties

The Company warrants manufactured finished goods against defects in material and workmanship under normal use and service for period of one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 - Inventories

Inventories consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,851	$4,015
Work-in-process	6,533	5,813
Finished goods	3,784	3,140

Total	$14,168	$12,968

Note 4 –Notes Receivable

Notes receivable consist of the following as of June 30, 2009 and December 31, 2008:

June 30, 2009

December 31, 2008

(in thousands)

Loan receivable from Vision Tech, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor.  Matures in January 2009.
  $ -     $  172
Loan receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in September 2009.
    11,057         11,093
Loan receivable from Lion Property Holdings, a private company in Korea. 8% interest, payable interest and principal at maturity.  Guaranteed by the BKLCD stocks (75,000 shares). Matures in June 2009.
    -         3,566
Various loan receivables from Dream energy (FKA Phoenix Patro), a private company in Korea. 8.5% to 12% interest, payable interest only in quarterly installments. Matures in 2009 and 2010.
    4,705       1,109
Loan receivable from F&F Investment, a private company in Korea. 8% interest.  Matures in 2010.
    3,056       -
Other loans receivable
    78       98         18,896       16,038
Less: current portion
    18,850       15,957
Loan receivable, net of current
  $ 46     $ 81

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$4,651	$255
Advance payments to vendors	16	5,534
Deposits made for investments	-	3,803
Other current assets	13,684	2,790

Total	$18,351	$12,382

Note 6 – Investments

Short-term Investments:	June 30, 2009	December 31, 2008
	(in thousands)

Time deposits and commercial papers	$8,828	$1,419
Available-for-sale securities	4,532	4,223
Held-to-maturity securities	5,646	11,474

Total	$19,006	$17,116

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Available-for-sale securities

The following is a summary of available-for-sale securities as of June 30, 2009 and December 31, 2008:

June 30, 2009	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(in thousands)

Available-for-sale securities	$4,232	$388	$(88)	$4,532

December 31, 2008	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(in thousands)

Available-for-sale securities	$4,333	$97	$(207)	$4,223

Held-to-maturity securities

Investments in held-to-maturity securities consisted of corporate and municipal bonds with maturities of less than one year and are recorded at net of amortized cost.  Total investments in held-to-maturity securities aggregated to $5.6 million and $11.5 million as of June 30, 2009 and December 31, 2008, which approximate their fair value.

Long-Term Investments:	June 30, 2009	December 31, 2008
	(in thousands)

Non-marketable securities	$17,682	$16,296
Equity method investments	13,089	12,998
Derivative and other investments	5,507	5,508

Total	$36,278	$34,802

Equity method investments

The Company held the following equity method investments at June 30, 2009 and December 31, 2008:

June 30, 2009	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,153
Phoenix Holding	25.5%	3,828
Phoenix Asset Investment	27.4%	7,518
Dream Energy and others	21.9%	590

		$13,089

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

December 31, 2008	Ownership	Carrying Value
		(in thousands)

Radion Tech	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	13.5%	8,028

		$12,998

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Land	$19,109	$19,749
Buildings and improvements	51,939	43,663
Machinery and equipment	30,908	30,981
Furniture and fixtures	9,993	8,531
Vehicles	431	481
Software	40	40
Small tools	363	518
	112,783	103,963

Less: accumulated depreciation	(22,815)	(20,022)
	89,968	83,941

Assets held for sale*	5,170	5,224
Construction-in-progress	1,273	9,250

Property and equipment, net	$96,411	$98,415

Depreciation expenses for the periods ended June 30, 2009 and 2008 were $323,700 and $327,756, respectively.

* During 2008, the Company relocated its manufacturing facilities and administrative office in Pyung-Taek, Korea to larger facilities in a nearby city. The vacant property in Pyung-Taek has been placed on sale.  The management has assessed the recoverability based on undiscounted cash flows expected to result from the sale of the property and determined that no significant impairment occurred as of June 30, 2009.

Note 8 – Goodwill

The following table sets forth changes in the carrying of goodwill at June 30, 2009 and December 31, 2008:

(in thousands)

Balance as of January 1, 2008	$26,593
Reduction in goodwill associated with deconsolidation of a subsidiary due to ownership dilution	(3,525)
Goodwill impairment*	(4,179)
Fair value adjustments	(440)

Balance as of December 31, 2008	$18,449
Fair value adjustments	(169)

Balance as of June 30, 2009	$18,280

* During the year ended December 31, 2007, the Company recorded $4.2 million of goodwill in connection with the acquisition of Bluecomm. During 2008, Bluecomm's business has substantially wound down due to lost of major customers and inability to retain new customers.  The Company determined that the goodwill is fully impaired as of December 31, 2008.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Other Intangible Assets

Intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Land rights	$437	$437
Accumulated amortization	(51)	(47)
	386	390
Other intangible assets, net	828	975

Net carrying amount	$1,214	$1,365

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the periods ended June 30, 2009 and 2008 were $82,034 and $109,955, respectively.

  Note 10 – Notes Payable

Notes payable consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Note payable to Kong-Sang Bank of China, payable monthly interest only at 4.66%. The note matures in January 2009.	$-	$910
Note payable to Kong-Sang Bank of China, payable monthly interest only at 7.3%. The note matures in July 2009.	5,124	5,130
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 3.5%. The note matures in January 2009.	-	691
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2%. The note matures in February 2009.	-	984
Notes payable to Hana Bank of Korea, payable monthly interest only, at 7.5% to 8.98%. The notes are secured by real property in Korea and mature in 2009.	1,912	1,932
Notes payable to Shin-Han Bank of Korea, payable monthly interest-only at 6.23% to 7.53%. The notes are secured by real estate and mature in November 2009 and June 2010	4,705	4,754
Notes payable to City Bank of Korea, payable monthly interest only at 6.45% to 8.36%. The notes are secured by real estate and mature in July 2009 and January 2010.	9,773	9,876
Notes payable to Korea Exchange Bank, payable monthly interest only, at 7.24% to 8.41%. The notes are guaranteed by sister company, and mature in April and May 2010.	3,921	4,754
Note payable to City Bank of Korea, payable monthly interest only, at 6.44%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2009.	8,185	8,271
Note payable to Citi Bank Korea, payable monthly interest-only, at 5.45% to 5.56%. The notes mature in January and July 2010.	17,113	17,293
Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	500	506
Note payable to Kiup Bank, payable monthly interest only, at 6.89% to 7.90%. The notes are secured by a deed of trust covering the Company’s real property and mature in March 2010.	9,775	9,846
Notes payable to Woori Bank, payable monthly interest only at 7.93%. The note is unsecured and matures in October 2009.	7,459	6,968
Notes payable to Industrial Bank of Korea, payable monthly interest only at 6.64% to 7.11%. The note matures in February and March 2010.	4,313	4,358
Notes payable to Hana Bank Korea, payable monthly interest only at 5.5% to 5.79%. The note matures in July and September 2009.	2,745	2,773
Notes payable to Woori Bank, payable monthly interest only at 4.83% to 6.33%. The notes are secured by real property, and mature in October 2009.	6,069	7,924
Notes payable to Korea Exchange Bank, payable monthly interest only at 6.45%. The notes are secured by the Company’s real property and mature in July 2009.	2,353	2,377
Note payable to Kook Min Bank of Korea, payable monthly interest only at 5.52%. The note is unsecured and matures in August 2009.	2,353	2,377
Notes payable to Citi Bank Korea, payable monthly interest only at 5.00% to 5.91%. The note matures in April and May 2009.	-	2,594
Loan payable to local government with annual interest rate at 5.38%. The loan matures in January 2009.	-	13
Notes payable to Hana Bank Korea, payable monthly interest only at 4.04%. The note matures in March 2015.	1,176	1,189
Notes payable to Industrial Bank of Korea, payable monthly interest-only at 4.7%, and matures in December 2009 and May 2010	3,137	3,170
Notes payable to Shin-Han Bank of Korea, payable monthly interest only at 4.54%. The notes mature in June 2011.	1,817	2,295

Notes payable issued in 2008. This note matures in April 2009 at 3 month CD plus 2.15%.	-	4,754
Various loan payables to local government, bearing no interest. The loan is unsecured.	9	7
Notes payable to Merrill Lynch. The note matured in January 2009.	-	2,500
Notes payable to Hana Bank Korea, payable monthly interest only at 6.76%. The note was secured by real property and matures in March 2010.	4,705	-
Notes payable to Industrial Bank of Korea, payable monthly interest only at 5.76%. The note was secured by real property and matures in March 2010	2,353
Notes payable to Industrial Bank of Korea, and matures in February 2017	7,841
Notes payable to City Bank of Korea, payable monthly interest only at 6.55%. The note was secured by real property and matures in July 2009	2,336	-
	109,674	108,246
Less: current portion	88,550	82,761
Long-term debt	$21,124	$25,485

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)

2009	$55,458
2010	44,236
2011	955
2012	1,720
2013 and thereafter	7,305

Total	$109,674

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The severance benefits for the period ended June 30, 2009 and 2008, were $210,369 and $351,803, respectively.

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability at face values and no formal accounting recognition is assigned to the values inherent in the conversion features.

Convertible debentures outstanding at June 30, 2009 and December 31, 2008, are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Convertible debenture - A	$15,284	$15,284
Convertible debenture - B	64,920	64,920
Convertible debenture - C	10,820	10,820
Convertible debenture - D	13,880	13,024
Bond with warrants	6,422	7,761
Convertible debenture - E	1,584	-

Carrying amount	$112,910	$111,809

Convertible Debenture -A

The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011.  As of June 30, 2009, no bonds have been converted.

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

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of June 30, 2009, proceeds from the bonds aggregating $11.2 million11,173,519 were invested in a convertible debenture issued by STS, and these debentures have been pledged as security for this Convertible Debenture-B.

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

Convertible Debenture - E

The Convertible Debenture - E was issued by UBP on May 15, 2009, with a maturity date of May 15, 2012. The debenture is convertible into shares of common stock of UBP at the option of the holder at the rate of $2.12 per share.  The coupon rate of the bond is at the rate of 2.0% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 4.5% per annum.  During the period from May 15, 2010 to April 15, 2012, the holder is entitled to exercise its put option to redeem the debentures.

Note 13 - Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FIN No. 48.

Corporate income tax rates applicable to the Korean subsidiaries in 2009 and 2008 were 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income.  The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $12.1 taxable loss in US and $16.9 million of taxable loss in Korea and China operations.  The utilization of the Korean losses expires in years 2008 to 2012 and the US losses in years 2019 to 2027.  PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the periods ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	-	1
	-	1
Deferred income tax benefit: Foreign taxes of subsidiaries	(165)	-

Income tax expense (benefits)	$(165)	$1

The Company has deferred tax assets (liabilities) at June 30, 2009 and December 31, 2008 as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Research and development expenses amortized over 5 years for tax purposes	$-	$-
Other timing differences	-	-
Net operating loss carryforwards	7,514	5,877
	7,514	5,877
Valuation allowance	(7,514)	(5,877)

	$-	$-

Note 14 - Capital

The Company's capital transactions for the periods ended June 30, 2009 and 2008 are as follows:

In March 2009, 68,857 common shares held by a subsidiary were provided for consulting services at the value of $10,734.

As of June 30, 2009, 11,872,967 common shares held by a subsidiary of a majority-owned subsidiary were eliminated and presented as treasury stock.

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

	June 30, 2009	December 31, 2008
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended June 30, 2009 and 2008 and no option is outstanding at June 30, 2009.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control for the periods ended and at June 30, 2009 and December 31, 2008, are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$1,280	$704
Accounts receivable from BKLCD (fka We-Tech)	4	125
Sales to STS	25,752	66,809
Sales to BKLCD (fka We-Tech)	15	2,282
Purchase from STS	20,979	49,311

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

Note 17 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(7,689)	$(2,596)

Denominator:
Basic and diluted weighted average shares outstanding	95,314	97,824

Basic and diluted loss per share	$(0.08)	$(0.03)

Note 18 - Commitments

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in August 2009.  Future minimum annual payments (exclusive of taxes and insurance) under the lease are $3,780 for the period ended August 31, 2009.  Rent expenses paid during the periods ended June 30, 2009 and 2008 were $27,272 and $40,764, respectively.

(b)	The Company is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2009	$28,929
2010	35,559
2011	2,210
$66,698

(c)
The Company’s Korean subsidiary, PDT, has outstanding guaranty agreements on behalf of affiliated companies.  PDT is obligated to perform under these agreements if guarantees of the affiliated companies failed to pay principal and interest payments to the lender when due. Including accrued interest, the maximum potential amount of future (undiscounted) payments under these guaranty agreements is $10 million.

In accordance with FASB interpretation No. 45, provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply since common control is considered to be existed with guarantees.   Guaranty agreements were as follows as of June 30, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$3,600,000
BKLCD	September 7, 2009	Loan	$2,400,000
D-Networks	June 2010	Loan	$3,920,850

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

The following summarizes the financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009:

Fair Value Measuring Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Available-for-sale securities	$ 4,532	$ -	$ 4,532	$ -

Note 20 - Cumulative Effect of Changes in Accounting Policy

During 2008, the Company's majority-owned subsidiary, PDT, changed its accounting policy for revenue recognition on the sales of certain manufactured products (machinery and equipment).  This policy change was necessary as it related to an amendment of terms in sales with the major customers.  In the new policy, the point in revenue recognition time has been moved to a later point in time.  Previously, revenue was recognized upon shipment of products; the new policy does not recognize revenue until the products are installed and tested and an acceptance is released by the customer.  The Company considers that the new policy better conforms to the terms of sales.  Prior year financial statements have been adjusted to reflect the change in revenue recognition timing retroactively to facilitate the comparability with the financial statements as of June 30, 2009 and for the period then ended.

The effect of the changes for the period ended June 30, 2008, as it was retroactively applied, is as follows:

For the period ended June 30, 2008	Under new Method	Under old Method	Effect of Change
	(in thousands)

Statement of operation:
Sales	$ 79,852	$ 106,214	$ 26,362
Cost of sales	73,407	99,769	26,362
Net loss	(4,417)	(4,415)	(2)

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

Six months period ended June 30, 2009 compared to the six months ended June 30, 2008.
(in thousands, USD)

	6/30/2009	Adjusted 6/30/2008
Revenue	$68,194	$79,851
Cost of sales	65,837	73,407
Gross profit	2,357	6,444
Operating expenses	6,197	8,734
Operating loss	(3,840)	(2,290)
Net loss	(7,689)	(4,417)

The company generated revenues of approximately $68.2 million and approximately $79.9 million for the six months ended June 30, 2009 and 2008, respectively, which reflects a decrease of approximately $11.7 million. Revenues are comprised of the sale of products, and services.

The gross revenue of PSTS for the six months ended June 30, 2009 was $31.4 million, a 19.3% decrease from $38.9 million for the same period in 2008. The gross revenue of PDT for the six months ended June 30, 2009 including its two subsidiaries were $36.8 million, 54% decrease from $80 million in 2008.  The decrease reflects the impact of the slowing economy and low demand in the semiconductor market.

The gross revenue of Bluecomm for the six months ended June 30, 2009 was less than $0.1 million, 99% decrease from $3.1 million in 2008.  Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008 and no revenue has been generated in 2009.

The cost of sales for the six months ended June 30, 2009 and 2008 was $65.8 million and $73.4 million, respectively, a decrease of 10.4%. Our gross margins for the six months ended June 30, 2009 and 2008 was $2.4 million and $6.4 million respectively.

Total operating expenses for the six months ended June 30, 2009 and 2008 totaled approximately $6.2 million and $8.7 million, respectively, resulting in a decrease of $2.5 million or 28.7%.

The operating loss for the six months ended June 30, 2009 and 2008 totaled $3.8million and $2.3 million, respectively.  Management anticipates that the company will see operating profit commencing from around early to mid 2010.  Management also anticipates that PDT’s operating will improve as a global economy begins to turnaround the production of its factory automation FA division increase its manufacturing capability in its expanded plant.

The net loss for the six months ended June 30, 2009 and 2008 totaled $7.7 million and $4.4 million, respectively.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and their subsidiaries and other losses from non-operating items including interest expenses and foreign currency transaction loss.  However, the company expects to see operating profit in the early to mid 2010 as the global economy begins to turnaround and increased production driven by the plant expansion and the production line extension of our subsidiaries.

Three months period ended June 30, 2009 compared to the three months ended June 30, 2008.

Three months period ended June 30, 2009 compared to the three months ended June 30, 2008.
(in thousands, USD)

	6/30/2009	Adjusted 6/30/2008
Revenue	$41,377	$16,960
Cost of sales	40,412	12,657
Gross profit	965	4,303
Operating expenses	2,937	4,299
Operating income (loss)	(1,972)	4
Net loss	(5,767)	(1,821)

The company generated revenues of approximately $41.4 million and approximately $17.0 million for the three months ended June 30, 2009 and 2008, respectively, which reflects an increase of approximately $24.4 million. Revenues are comprised of the sale of products, and services.

The gross revenue of PSTS for the three months ended June 30, 2009 was $19.8 million, an 5.3% increase from $18.8 million for the same period in 2008. The gross revenue of PDT for the three months ended June 30, 2009 including its two subsidiaries were $21.6 million, a 56.1% decrease from $49.2 million in 2008. The decrease reflects the impact of the slowing economy and low demand in the semiconductor market.

Bluecomm’s gross revenue for the three months ended June 30, 2009 was less than $0.1 million, 98% decrease from $1.4 million in 2008. Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008 and no revenue has been generated in 2009.

The cost of sales for the three months ended June 30, 2009 and 2008 was $40.4 million and $12.7 million, respectively, an increase of 218%.  Our gross margins for the three months ended March 31, 2009 and 2008 was $1.0 million and $4.3 million respectively.

Total operating expenses for the three months ended June 30, 2009 and 2008 totaled approximately $2.9 million and $4.3 million, respectively, resulting in a decrease of $1.4 million or 32.6%.

For the three months ended June 30, 2009, the company had operating loss of $2.0million and operating profit of $40,000 for the three months ended June 30, 2008.  Management anticipates that the company will see operating profit commencing from around early to mid 2010.  Management also anticipates that PDT’s operating profit will increase as the production of its factory automation FA division increase its manufacturing capability in its expanded plant.

The net loss for the three months ended June 30, 2009 and 2008 totaled $5.8 million and $1.8 million, respectively.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and their subsidiaries and other losses from non-operating items including interest expenses and foreign currency transaction loss.  However, the company expects to see operating profit in the early to mid 2010 based on the increased production driven by the plant expansion and the production line extension of our subsidiaries.

Liquidity and Capital Resources

As of June 30, 2009 our cash balance was $8.2 million compared to $23.5 million at December 31, 2008. Total current assets at June 30, 2009 were $96.0 million compared to $101.5 million at December 31, 2008. We currently plan to use the cash balance for ordinary business operations and facility expansion by our subsidiaries.

For the six months ended June 30, 2009, net cash used in operating activities was $22.5 million, compared to $16.3 million for the six months ended June 30, 2008. The increase in cash used in operating activities can be largely attributed to increase in the operating loss, increase in the prepaid and other assets and decrease in the accrued severance benefits.

For the six months ended June 30, 2009, net cash used in investing activities was $3.8 million, compared to $33.6 million for the six months ended June 30, 2008.  The decrease in cash used in investing activities can be largely attributed to proceeds received from loan receivables.

For the six months ended June 30,2009, net cash provided by financing activities was $3.0 million, compared to $40.8 million for the six months ended June 30, 2008.  The decrease in cash provided in financing activities can be largely attributed to various investments converted to cash and thereby less financing was needed during the six months ended June 30, 2009.

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

CinTel Corp.

Date: August 19, 2009	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION

I, Dave Kyung Han, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Cintel Corp. for the quarter ended June 30, 2009;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.       The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others, particularly during the period in which this report is being prepared;

         (b)      evaluated the effectiveness of the small business issuer's  disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c)      disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.        The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

         (a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 19, 2009

 /s/ Dave Kyung Han

Dave Kyung Han
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION

I, Joo Chan Lee, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Cintel Corp. for the quarter ended June 30, 2009;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.       The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others, particularly during the period in which this report is being prepared;

         (b)      evaluated the effectiveness of the small business issuer's  disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c)      disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.        The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

         (a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August  19, 2009

/s/ Joo Chan Lee

Joo Chan Lee
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Cintel Corp. (the “Company”) on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dave Kyung Han, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

          (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

August  19, 2009

/s/ Dave Kyung Han

 Dave Kyung Han
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Cintel Corp. (the “Company”) on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joo Chan Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

          (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

August 19, 2009

/s/ Joo Chan Lee

Joo Chan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)