Form 10-Q
period 2009-09-30
CINTEL CORP
filed 2009-11-23
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD  ENDED SEPTEMBER 30, 2009
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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700
            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer”  and
 “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                             Accelerated filer ☐
Non-accelerated filer ☐                                                                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of November 22, 2009 was 95,300,196.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except per share and par value)

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Current assets:
Cash and cash equivalents	$3,349	$23,502
Short-term investments	23,149	17,116
Accounts receivable, net	15,674	19,554
Inventories	16,517	12,968
Notes receivable - affiliates	10,469	15,957
Prepaid and other current assets	6,308	12,382

Total current assets	75,466	101,479

Property, plant and equipment, net	99,937	98,415

Other assets:
Restricted cash	9,062	649
Notes receivable - affiliates, net of current	39	81
Investments	53,696	34,802
Goodwill	16,434	18,449
Other intangible assets, net	1,214	1,365
Security deposits	4,504	6,569

Total other assets	84,949	61,915

Total assets	$260,352	$261,809

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except per share and par value)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2009	December 31, 2008
Current liabilities:
Accounts payable	$20,328	$20,998
Accrued liabilities	5,020	4,610
Deferred revenue	4,606	13,394
Notes payable, current	100,322	82,761
Other current liabilities	38	244

Total current liabilities	130,314	122,007

Long-term liabilities:
Accrued severance benefits	1,234	1,065
Notes payable, net of current portion	17,246	25,485
Convertible debentures	117,293	111,809

Long-term liabilities	135,773	138,359

Total liabilities	266,087	260,366

Commitments and contingencies (Note 18)

Stockholders' deficit:
Noncontrolling interest	27,829	27,673

Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 97,824,896 shares issued; 95,300,196 and 97,824,896 shares outstanding at September 30, 2009 and December 31, 2008, respectively	98	98
Additional paid-in capital	6,993	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(7,678)	(8,295)
Accumulated deficit	(29,723)	(35,239)

Total stockholders’ deficit	(33,564)	(26,230)

Total liabilities and stockholders' deficit	$260,352	$261,809

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2009	(Adjusted) Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	(Adjusted) Nine Months Ended September 30, 2008
Revenues:
Finished goods	$38,281	$51,730	$105,234	$125,926
Merchandise	194	6,175	1,088	8,112
Services	331	960	678	4,678
	38,806	58,865	107,000	138,716
Cost of revenue:
Finished goods	37,567	50,970	102,472	120,520
Merchandise	308	6,022	1,053	7,760
Services	113	913	300	3,032
	37,988	57,905	103,825	131,312

Gross profits	818	960	3,175	7,404

Operating expenses:
General and administrative expenses	2,182	3,051	7,973	11,316
Depreciation and amortization	244	94	650	562
	2,426	3,145	8,623	11,878

Loss from operations	(1,608)	(2,185)	(5,448)	(4,474)

Other income (expenses):
Interest income	656	944	2,579	2,802
Other income (expenses)	1,784	1,107	1,741	724
Net gain (loss) from sale of assets	21	1	(97)	16
Interest expenses	(2,412)	(1,790)	(7,175)	(5,935)
Share of income (loss) from equity investment	(2,837)	252	(3,996)	(268)
Net gain from sale of investment	-	20	-	85
Unrealized holding gain on marketable securities	24	-	838	-
Foreign currency transaction, net	2,439	512	74	487
	(325)	1,046	(6,036)	(2,089)

Loss before income taxes and non-controlling interest	(1,933)	(1,139)	(11,484)	(6,563)

Income tax expense (benefit)	665	419	500	531
Noncontrolling interest in loss of consolidated subsidiaries	(1,935)	(846)	(3,632)	(1,966)
	(1,270)	(427)	(3,132)	(1,435)

Net loss	(663)	(712)	(8,352)	(5,128)

(Continued)

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)
(Continued)

	Three Months Ended September 30, 2009	(Adjusted) Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	(Adjusted) Nine Months Ended September 30, 2008
Other comprehensive income (loss):
Unrealized gain (loss) on investment	90	(70)	(435)	(100)
Foreign currency translation adjustments	792	(9,424)	1,127	(16,536)
	882	(9,494)	692	(16,636)

Other comprehensive income (loss) before noncontrolling interest	219	(10,206)	(7,660)	(21,764)

Unrealized loss on investment – noncontrolling interest	338	-	954	-

Foreign currency translation adjustments – noncontrolling interest	(1,789)	176	(1,029)	2,651

Total comprehensive loss	$(1,232)	$(10,030)	$(7,735)	$(19,113)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.09)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	95,300	97,399	95,309	97,399

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	Adjusted (Note 20) 2008

Cash flows from operating activities:
Net loss	$(8,352)	$(5,128)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,902	562
Amortization of intangible assets	307	-
Non-controlling interest’s share of loss	(5,896)	(1,966)
Common stock provided for professional services	11	-
Bad debt expense	701	211
Severance benefit	1,032	-
Share of loss from equity investment	15	369
Unrealized loss on investment	1,587	-
Net loss (gain) on sale of property	97	(16)
Net gain on sale of investment	568	-
Foreign currency transaction	2,514	-
Other miscellaneous loss	599	-
(Increase) decrease in assets:
Accounts receivable	3,821	(7,158)
Inventory	(3,011)	(567)
Prepaid expenses and other assets	6,070	(18,177)
Security deposits	1,868	(43)
Increase (decrease) in liabilities:
Accounts payable	(3,084)	(3,126)
Deferred revenue	(13,172)	2,183
Accrued liabilities	1,112	843
Accrued severance benefits	(170)	17
Other current liabilities	4,229	-

Cash used in operating activities	(2,252)	(31,996)

(Continued)

See accompanying notes to consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	Adjusted (Note 20) 2008

Cash flows from investing activities:
Acquisition of investments in securities	(64,220)	-
Proceeds from sale of investment in securities	26,187	1,093
Acquisition of property and equipment	(4,749)	(355)
Proceeds from disposal of property and equipment	780	-
Payments on loan receivable	(12,966)	890
Proceeds from loan receivable	21,415	-
Acquisition of intangible assets	(21)	-
Changes in non-controlling interest	-	2,651

Cash provided by (used in) investing activities	(33,574)	4,279

Cash flows from financing activities:
Proceeds from convertible debenture	16,275	13,328
Principal payments of debentures	(17,167)	-
Proceeds from stock warrants	-	217
Common stocks issued	1,529	-
Proceeds from short and long-term notes	14,538	46,950
Principal payments of notes payable	(8,302)	(38,351)

Cash provided by financing activities	6,873	22,144

Net decrease in cash and cash equivalent	(28,953)	(5,573)

Effect of foreign currency translation	(262)	(3,899)

Cash and cash equivalent - beginning of period	23,502	29,947

Restricted cash	9,062	3,560

Cash and cash equivalent - end of period	$3,349	$24,035

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$6,777	$3,359
Cash paid for income taxes	$636	$531

See accompanying notes to consolidated financial statements.

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

Pursuant to mandated restructuring rules of the local government, PDT has been under a debt restructuring workout  with its major creditors since April 2009.  As of the current period ending, several creditors have agreed and lowered interest rate on notes and the workout is expected to finalize before end of 2009.

The Company has sustained recurring losses and reported net loss of $8.4 million for the period ended September 30, 2009, and working capital deficiency of $55 million as of September 30, 2009.  The company’s accumulated deficits aggregated $29 million as of September 30, 2009.

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to state fairly the financial information included herein.  While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events through November 16,2009, the date the financial statements were issued.

Basis of Presentation

The consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned or majority-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Non-controlling interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and the results of operations of subsidiaries in Korea and China.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

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

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred.  Advertising expenses were $20,582 and $226,268 for the periods ended September 30, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Sales and Value-Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company's statement of operations.

Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. For financial statement purposes, we consider all highly liquid debt instruments with insignificant interest rate risk and maturity of three months or less when purchased to be cash equivalent.  Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.  The investments that mature within three months from the investment date are also included as cash equivalents.

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At September 30, 2009 and December 31, 2008, such restricted cash aggregated $9.1 million and $0.6 million, respectively.

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

The allowances for doubtful accounts were $3.7 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Investments in long-term non-marketable equity securities are recorded at cost and consist primarily of non-marketable common and preferred stock of private companies with less than 20% of the voting rights.  Gains and losses on securities sold are included in the statement of operations.  In the event that the carrying value of the investments exceeds its fair value and the decline in value is determined to be other than temporary, the unrealized losses are considered impairment losses and recognized as a component of net income.  Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value.

The equity method of accounting is used to account for investments for which we have the ability to exercise  significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%.

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

Depreciation is provided using the straight-line method over the following estimated useful lives of the assets.

Buildings located in China	20 - 30 years
Buildings located in Korea	30 - 40 years
Machinery and equipment	5 - 10 years
Measuring equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years
Software	5 years
Landscaping	5 years
Structure	5 years

Construction-in-progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

The Company reviews intangible assets with definitive lives for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Currently, the Company amortizes acquired intangible assets with definite lives over periods ranging primarily from five to ten years.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2009, the Company had three major customers which accounted for about $2.9 million (equivalent to about 19%) of the total accounts receivable of $15.2 million.  For the period ended September 30, 2009, the Company had four major customers which accounted for about $52.7 million (equivalent to about 49%) of the total revenue of $107 million.

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

Comprehensive Income

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  The components of total comprehensive income or loss for the periods were consist of unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustments.

Earnings (Loss) per Share

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting pronouncements

In June 2009, the FASB issued the FASC Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for  financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

Note 3 - Inventories

Inventories consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,512	$4,015
Work-in-process	6,294	5,813
Finished goods	6,711	3,140

Total	$16,517	$12,968

Note 4 – Notes Receivable from Affiliates

Notes receivable from affiliates by common ownership consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Loan receivable from Vision Tech, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$-	$172
Loan receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in September 2009.	3,695	11,093
Loan receivable from Lion Property Holdings, a private company in Korea. 8% interest, payable interest and principal at maturity. Guaranteed by the BKLCD stocks (75,000 shares). Matures in June 2009.	-	3,566
Various loan receivables from Dream energy (FKA Phoenix Patro), a private company in Korea. 8.5% to 12% interest, payable interest only in quarterly installments. Matures in 2009 and 2010.	2,098	1,109
Loan receivable from F&F Investment, a private company in Korea. 8% interest. Matures in 2010.	4,329	-
Other notes	386	98
	10,508	16,038

Less: current portion	10,469	15,957

Notes receivable, net of current	$39	$81

In the ordinary course of business, the Company had and expects to continue to have transactions, including borrowings, with affiliated companies.  In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$1,899	$255
Advance payments to vendors	13	5,534
Deposits made for investments	1,791	3,803
Other current assets	2,605	2,790

Total	$6,308	$12,382

Note 6 – Investments

Short-term Investments:	September 30, 2009	December 31, 2008
	(in thousands)

Time deposits and commercial papers	$11,581	$1,419
Available-for-sale securities	5,452	4,223
Held-to-maturity securities	6,116	11,474

Total	$23,149	$17,116

Available-for-sale securities

The following is a summary of available-for-sale securities as of September 30, 2009 and December 31, 2008:

September 30, 2009	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(in thousands)

Available-for-sale securities	$4,983	$565	$(96)	$5,452

December 31, 2008	Cost	Gross Unrealized gain	Gross Unrealized (loss)	Estimated Fair value
	(in thousands)

Available-for-sale securities	$4,333	$97	$(207)	$4,223

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Held-to-maturity securities

Investments in held-to-maturity securities consisted of corporate and municipal bonds with maturities of less than one year and are recorded at net of amortized cost.  Total investments in held-to-maturity securities aggregated to $6.1 million and $11.5 million as of September 30, 2009 and December 31, 2008, which approximate their fair value.

Long-Term Investments	September 30, 2009	December 31, 2008
	(in thousands)

Non-marketable securities	$20,135	$16,296
Equity method investments	27,437	12,998
Derivative and other investments	6,124	5,508

Total	$53,696	$34,802

Equity method investments

The Company held the following equity method investments at September 30, 2009 and December 31, 2008:

September 30, 2009	Ownership	Carrying Value
		(in thousands)

Phoenix Holding	24.8%	$15,887
Phoenix Asset Investment	27.4%	7,996
UB Holdings	24.8%	2,533
Dream Energy and others	Various	1,021

		$27,437

December 31, 2008	Ownership	Carrying Value
		(in thousands)

Radion Tech	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028

		$12,998

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Land	$20,698	$19,749
Buildings and improvements	55,188	43,663
Machinery and equipment	31,353	30,981
Furniture and fixtures	10,628	8,531
Vehicles	450	481
Software	40	40
Small tools	463	518
	118,820	103,963

Accumulated depreciation	(26,300)	(20,022)
	92,519	83,941

Assets held for sale*	5,600	5,224
Construction-in-progress	1,817	9,250

Property and equipment, net	$99,937	$98,415

Depreciation expenses for the periods ended September 30, 2009 and 2008 were $6.90 million and $4.93 million, respectively.

* During 2008, the Company relocated its manufacturing facilities and administrative office in Pyung-Taek, Korea to larger facilities in a nearby city. The vacant property in Pyung-Taek has been placed on sale.  The management has assessed the recoverability based on undiscounted cash flows expected to result from the sale of the property and determined that no significant impairment occurred as of September 30, 2009.

Note 8 – Goodwill

The following table sets forth changes in the carrying of goodwill at September 30, 2009 and December 31, 2008:

(in thousands)

Balance as of January 1, 2008	$26,593
Reduction in goodwill associated with deconsolidation of a subsidiary due to ownership dilution	(3,525)
Goodwill impairment*	(4,179)
Fair value adjustments	(440)

Balance as of December 31, 2008	$18,449
Reduction in goodwill associated with deconsolidation of a subsidiary and changes in foreign currency rate **	(1,929)
Fair value adjustments	(86)

Balance as of September 30, 2009	$16,434

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

*
The Company recorded $4.2 million of goodwill which represents the excess of the purchase price over the fair value of the total outstanding shares of Bluecomm acquired.  During 2008, Bluecomm's business has substantially wound down due to lost of its major customer and inability to retain new customers.  The Company determined that the goodwill assigned to Bluecomm has fully impaired as of December 31, 2008 and recorded impairment loss for the full amount..

**
During the third quarter of 2009, a majority subsidiary, PDT, sold the entire ownership interest in one of its subsidiaries and reversed out the associated goodwill which was recorded upon acquisition of the subsidiary.

Note 9 – Other Intangible Assets

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Land rights	$437	$437
Accumulated amortization	(54)	(47)
	383	390
Other intangible assets, net	831	975

Net carrying amount	$1,214	$1,365

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the periods ended September 30, 2009 and 2008 were $125,879 and $109,955, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Notes Payable

Notes payable consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Note payable to Kong-Sang Bank of China, payable monthly interest only at 4.66%. The note matures in January 2009.	$-	$910
Note payable to Kong-Sang Bank of China, payable monthly interest only at 7.3%. The note matures in July 2009.	-	5,130
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 3.5%. The note matures in January 2009.	-	691
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2%. The note matures in February 2009.	-	984
Note payable to Kong-Sang Bank of China, payable monthly interest only at 5.58%. The note matures in June 2010.	1,831
Note payable to Kong-Sang Bank of China, payable monthly interest only at 5.58%. The note matures in July 2010.	2,095
Note payable to Kong-Sang Bank of China, payable monthly interest only at 5.59%. The note matures in January 2010.	1,201
Note payable to Kong-Sang Bank of China, payable monthly interest only. The note matures in September 2009.	680
Notes payable to Hana Bank of Korea, payable monthly interest only, at 8.11% to 12.05%. The notes are secured by real property in Korea and mature in 2009.	2,072	1,932
Notes payable to Shin-Han Bank of Korea, payable monthly interest-only at 4%. The notes are secured by real estate and mature in November 2009 and June 2010	5,096	4,754
Notes payable to City Bank of Korea, payable monthly interest only at 4%. The notes are secured by real estate and mature in October 2009 and.	14,811	9,876
Notes payable to Korea Exchange Bank, payable monthly interest only, at 7.24% to 8.41%. The notes are guaranteed by sister company, and mature in April and May 2010.	-	4,754
Notes payable to Bokwang, affiliated company. Maturity of the note is 2010.	4,247	-
Note payable to City Bank of Korea, payable monthly interest only, at 4%. The note is secured by a deed of trust covering the Company’s real property and matures in July 2010.	6,116	8,271
Note payable to Citi Bank Korea, payable monthly interest-only, at 4%. The notes mature in 2010.	17,061	17,293
Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	542	506
Note payable to Kiup Bank, payable monthly interest only, at 4%. The notes are secured by a deed of trust covering the Company’s real property and mature in March 2010.	10,537	9,846
Notes payable to Woori Bank, payable monthly interest only at 3%. The note is unsecured and matures in December 2009.	6,585	6,968
Notes payable to Industrial Bank of Korea, payable monthly interest only at 6.64% to 7.11%. The note matures in February and March 2010.	4,672	4,358
Notes payable to Hana Bank Korea, payable monthly interest only at 5.5% to 5.79%. The note matures in October 2009 and March 2010.	2,973	2,773
Notes payable to Woori Bank, payable monthly interest only at 4.81% to 6.54%. The notes are secured by real property, and mature in October 2009 and April 2010.	6,243	7,924
Notes payable to Korea Exchange Bank, payable monthly interest only at 6.82%. The notes are secured by the Company’s real property and mature in October 2009.	2,378	2,377
Note payable to Kook Min Bank of Korea, payable monthly interest only at 5.93%. The note is unsecured and matures in August 2010.	2,548	2,377
Notes payable to Citi Bank Korea, payable monthly interest only at 5.00% to 5.91%. The note matures in April and May 2009.	-	2,594
Loan payable to local government with annual interest rate at 5.38%. The loan matures in January 2009.	-	13
Notes payable to Hana Bank Korea, payable monthly interest only at 4.04%. The note matures in March 2015.	1,274	1,189
Notes payable to Industrial Bank of Korea, payable monthly interest-only at 4.7%, and matures in December 2009 and May 2010	3,398	3,170
Notes payable to Shin-Han Bank of Korea is secured by real property with interest at 4.54%. The notes mature in June 2011.	1,581	2,295
Notes payable issued in 2008. This note matures in April 2009 at 3 month CD plus 2.15%.	-	4,754
Various loan payables to local government, bearing no interest. The loan is unsecured.	9	7
Notes payable to Merrill Lynch. The note matured in January 2009.	-	2,500
Notes payable to Hana Bank Korea, payable monthly interest only at 6.76%. The note was secured by real property and matures in March 2010.	5,096	-
Notes payable to Industrial Bank of Korea, payable monthly interest only at 5.76%. The note was secured by real property and matures in March 2010	2,548
Notes payable to Industrial Bank of Korea, and matures in February 2017	8,494
Notes payable to City Bank of Korea, payable monthly interest only at 6.55%. The note was secured by real property and matures in December 2009	2,631	-
Notes payable to C-motech, and matures in 2009	849	-
	117,568	108,246
Less: current portion	100,322	82,761
Long-term debt	$17,246	$25,485

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)

2009	$45,751
2010	54,729
2011	1,280
2012	1,864
2013 and thereafter	13,944

Total	$117,568

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The severance benefits for the period ended September 30, 2009 and 2008, were $320,329 and $987,775, respectively.

Note 12 – Convertible Debentures

The Company accounts for the convertible debentures as liability at fair values and no formal accounting recognition is assigned to the values inherent in the conversion features.

Convertible debentures outstanding at September 30, 2009 and December 31, 2008, are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Convertible debenture - A	$15,284	$15,284
Convertible debenture - B	64,920	64,920
Convertible debenture - C	10,820	10,820
Convertible debenture - D	14,857	13,024
Bond with warrants	7,668	7,761
Convertible debenture - E	3,744	-

	$117,293	$111,809

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Convertible Debenture -A
The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011.  As of September 30, 2009, no bonds have been converted.

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

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of September 30, 2009, proceeds from the bonds aggregating $11.2 million were invested in a convertible debenture issued by STS, and these debentures have been pledged as security for this Convertible Debenture-B.

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

Bond with warrants
The bond with warrant was issued by UB Precision ("UBP"), a subsidiary of majority-owned subsidiary of the Company, in April 2008, with maturity date in April 2011.  Face amount of the bond is $7.92 million (KRW 10,000,000,000) with zero stated interest rate.  These debentures are convertible into shares of UBP at the option of the holders at $2.85 (KRW 3,600) per share any time between April 30, 2008 and March 31, 2011.  If the bond is not converted during the period, interest accrues at the rate of 5% per annum.

The warrants is detachable warrants and has call options to purchase common stocks of UBP up to 100% face value of the bond with initial purchase price at KRW 3,600 per share and the price can be adjusted every 3 months not below 70% of the initial purchase price.  The warrants was accounted as a separate equity instrument and a portion of proceeds allocated to the warrants is accounted for as paid in capital.  Based on the conversion features and terms of the warrants, fair value allocated to the warrants is immaterial.

Convertible Debenture - E
The Convertible Debenture - E was issued by UBP on May 15, 2009, with a maturity date of May 15, 2012. The debenture is convertible into shares of common stock of UBP at the option of the holder at the rate of $2.12 per share(KRW 2,700).  The coupon rate of the bond is at the rate of 2.0% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 4.5% per annum.  During the period from May 15, 2010 to April 15, 2012, the holder is entitled to exercise its put option to redeem the debentures.

In July 2009, UBP issued another convertible bond with face amount of $2.16 million (KRW 3,000,000,000) which will mature in July 2012.  The debentures are convertible into shares of UBP at the option of the holder at $2.12 (KRW 2,000) per share any time between July 16, 2010 and June 16, 2012.

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

The provision for income taxes for the periods ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	500	531
	500	531
Deferred income tax benefit: Foreign taxes of subsidiaries	-	-

Income tax expense (benefits)	$500	$531

The Company has deferred tax assets (liabilities) at September 30, 2009 and December 31, 2008 as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Net operating loss carryforwards	7,989	5,877
Valuation allowance	(7,989)	(5,877)

	$-	$-

Note 14 - Capital

The Company's capital transactions for the periods ended September 30, 2009 and 2008 are as follows:

In March 2009, 68,857 common shares held by a subsidiary were provided for consulting services at the value of $10,734.

As of September 30, 2009, 11,872,967 common shares held by a subsidiary of a majority-owned subsidiary were eliminated and presented as treasury stock.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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

	September 30, 2009	December 31, 2008
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended September 30, 2009 and 2008 and no option is outstanding at September 30, 2009.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 15 – Related Party Transactions

Significant transactions with companies affiliated by common control for the periods ended and at September 30, 2009 and December 31, 2008, are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$1,532	$704
Accounts receivable from BKLCD (fka We-Tech)	-	125
Sales to STS	42,349	66,809
Sales to BKLCD (fka We-Tech)	49	2,282
Purchase from STS	32,947	49,311

The Company’s majority owned subsidiary, PSTS, purchases raw materials for packaging products from its noncontrolling shareholder, STS, and sells the finished goods back to STS and BKLCD, an affiliate of STS.  These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

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

Note 17 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(8,352)	$(5,128)

Denominator:
Basic and diluted weighted average shares outstanding	95,309	97,399

Basic and diluted loss per share	$(0.09)	$(0.05)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Commitments and Contingencies

(a)	Product Warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for period of one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

The following table sets forth a summary of changes in product warranties during the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009 (in thousands)
Balance as of December 31, 2008	$ 2,383
Accruals for warranties issued during the period	5,520
Settlement made during the period (in cash or in kind)	(6,163)
Balance as of September 30, 2009	$1,740

(b)	Operating Lease Obligations:

The Company is committed to vehicle lease obligations which expire in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are as follows:

Years	Amount
2009	$14,886
2010	36,596
2011	2,275
$53,757

(c)	Guaranty Agreements

The Company’s Korean subsidiary, PDT, has outstanding guaranty agreements on behalf of affiliated companies.  PDT is obligated to perform under these agreements if guarantees of the affiliated companies failed to pay principal and interest payments to the lender when due. Including accrued interest, the maximum potential amount of future (undiscounted) payments under these guaranty agreements is $3.6 million.

Provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply since common control is considered to be existed with guarantees.   Guaranty agreements were as follows as of September 30, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 19 – Fair Value of Financial Instruments

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability an orderly transaction between market participants on the measurement date. Fair value measurements are not adjusted for transaction costs and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy are described below:

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

The following summarizes the financial instruments measured at fair value on a recurring basis as of September 30, 2009:

Fair Value Measuring Using
	Total Fair Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Available-for-sale securities	$ 5,452	$ - -	$ 5,452	$ - -

Note 20 - Cumulative Effect of Changes in Accounting Policy

During 2008, the Company's majority-owned subsidiary, PDT, changed its accounting policy for revenue recognition on the sales of certain manufactured products (machinery and equipment).  This policy change was necessary as it related to an amendment of terms in sales with the major customers.  In the new policy, the point in revenue recognition time has been moved to a later point in time.  Previously, revenue was recognized upon shipment of products; the new policy does not recognize revenue until the products are installed and tested and an acceptance is released by the customer.  The Company considers that the new policy better conforms to the terms of sales.  Prior year financial statements have been adjusted to reflect the change in revenue recognition timing retroactively to facilitate the comparability with the financial statements as of September 30, 2009 and for the period then ended.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The effect of the changes for the period ended September 30, 2008, as it was retroactively applied, is as follows:

For the period ended September 30, 2008	Under new Method	Under old Method	Effect of Change
	(in thousands)

Statement of operation:
Sales	$138,716	$161,587	$22,871
Cost of sales	131,312	154,183	22,871
Net loss	(5,128)	(5,128)	-

Note 21 – Subsequent Events

In October 2009, the Company has entered into an agreement with Woori Private Equity Funds (Woori PEF, holder of the Convertible Debentures B and C in Note 12) to repay the bonds with cash and outstanding shares of the subsidiaries owned by the Company.  The shares offered to Woori PEF represent, 100% interest in Bluecomm, 50.1% interest in PDT and 31.38% out of 51% interest in PSTS owned by the Company.  The Company anticipates the actual exchanges of shares of the subsidiaries will be completed before December 31, 2009.

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

We have established relationships with our customers worldwide such as Samsung Electronics, Hynix Semiconductor, and Fairchild Semiconductor in the semiconductor industry. Our customers in factory automation and display industry include Samsung Electronics, S-LCD Samsung SDI, Samsung Techwin, and Samsung Corning Precision Glass.

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

Nine months period ended September 30, 2009 compared to the nine months ended September 30, 2008.
(in thousands, USD)

	9/30/2009	Adjusted 9/30/2008
Revenue	$107,000	$138,716
Cost of sales	103,825	131,312
Gross profit	3,175	7,404
Operating expenses	8,623	11,879
Operating loss	(5,448)	(4,475)
Net loss	(8,352)	(5,128)

The company’s revenues are mainly comprised of the sale of equipment, semiconductor products and services. The company generated revenues of approximately $107 million and approximately $138.7 million for the nine months ended September 30, 2009 and 2008, respectively, which reflects a decrease of approximately $31.7 million or 22.8%.  The decrease in the companywide revenue were mainly contributed by a decline in revenue of our two major subsidiaries, PDT and PSTS.  Since early 2009, we have seen a definite slowdown in the business of PDT and PSTS due to lack of new orders from the customers.  This decline in revenue has been directly impacted by a prolonged slowdown in the global economy and the consumer demands for electronic goods has been deteriorating.

The gross revenue of PSTS for the nine months ended September 30, 2009 was $51.9 million, a 13.8% decrease from $60.2 million for the same period in 2008.  This decrease in sales resulted mainly from declining in sales orders from the major customers STS and BKLCD for semiconductor packaging products.

The gross revenue of PDT for the nine months ended September 30, 2009 including majority owned subsidiaries were $55.0 million, 25.6% decrease from $73.9 million in 2008.  The decrease reflects the impact of the slowing economy and low demand for LCD module assembly line and automated distribution line facilities as the major electronic goods manufacturers have reduced purchase orders and cut back on building any new facilities until the economy turns around.

The gross revenue of Bluecomm for the nine months ended September 30, 2009 was less than $0.1 million compared to about $4.7 million in 2008.  Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008 and no revenue has been generated in 2009.  Most of the 2009 revenue was generated from rental income from its office space.

The cost of sales for the nine months ended September 30, 2009 and 2008 were $103.8 million and $131.3 million, respectively, a decrease of $27.5 million or 20.9%.  Our cost of sale to net sales percentage has increased by about 2.3%, from 94.7% in 2008 to 97% in 2009.  This increase in cost of sale percentage has been mainly affected by PSTS operation.  For the nine months ended September 30, 2009, PDT’s cost of sales was about $48.2 million (87.6% of PDT’s net sales), while PSTS’s cost of sales was about $55.6 million (107.1% of PSTS’s net sales), which resulted in combined cost of sales of 97%.   PSTS’s high cost of sales has been mainly caused by a steady increase in the price of raw materials (such as gold and resins which make up large portion of semiconductor packaging products) and direct labor in the region (China), as well as high direct overhead costs associated with maintaining plant facilities and machinery.  Our gross margins for the nine months ended September 30, 2009 and 2008 were $3.2 million (3% of net sales) and $7.4 million (5.3% of net sales), respectively.

Total operating expenses for the nine months ended September 30, 2009 and 2008 totaled approximately $8.6 million and $11.9 million, respectively, resulting in a decrease of $3.3 million or 27.7%.  The company’s operating expenses for 2009 has declined significantly from 2008 as the company has focused on controlling the overhead costs and reducing non-essential expenses.

The operating loss for the nine months ended September 30, 2009 and 2008 totaled $5.4 million and $4.5 million, respectively.  Although the recent economic statistics have shown a slow turnaround in global economy and consumer confidence has been improving, the management anticipates that the turnaround in electronic industries will be a very slow process.  The company will continue to see negative operating results or low profits for the next few more quarters.  Management anticipates that PDT’s operating will slowly improve as sales has been increasing and the production of its factory automation FA division increase its manufacturing capability in its expanded plant.  Management also anticipates that the sales of PSTS would increase in the coming quarters and as soon as the sales exceeds the breakeven level, it would begin to generate operating profits.

The net loss for the nine months ended September 30, 2009 and 2008 totaled $8.3 million and $5.1 million, respectively, resulting in an increase loss of $3.2 million mainly from the increase in operating loss of $0.9 million as described above and an increase in total other expenses of $3.9 million (mainly comprised of an increase in net interest expenses of $1.5 million, increase in loss from equity method investment of 3.7 million and an increase in other income of $1 million) and exclusion of non-controlling portion of loss of $1.6 million.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and their subsidiaries and other losses from non-operating items including net interest expenses, share of loss from equity method investments and foreign currency transaction loss.  Management anticipates that the company’s operating results will remain in the similar trend for the next few more quarters until the revenue of two major subsidiaries  significantly increase at an improved gross margin.

Three months period ended September 30, 2009 compared to the three months ended September 30, 2008.

Three months period ended September 30, 2009 compared to the three months ended September 30, 2008.
(in thousands, USD)

	9/30/2009	Adjusted 9/30/2008
Revenue	$38,806	$58,865
Cost of sales	37,988	57,905
Gross profit	818	960
Operating expenses	2,426	3,145
Operating income (loss)	(1,608)	(2,185)
Net loss	(663)	(712)

The company generated revenues of approximately $38.8 million and approximately $58.9 million for the three months ended September 30, 2009 and 2008, respectively, which reflects a decrease of approximately $20.1 million. Revenues are comprised of the sale of products, and services.

The gross revenue of PSTS for the three months ended September 30, 2009 was $20.5 million, a 3.8% decrease from $21.3 million for the same period in 2008. The gross revenue of PDT for the three months ended September 30, 2009 including its subsidiaries were $18.2 million, a 49.5% decrease from $36.1 million in 2008. The decrease reflects the impact of the slowing economy and low demand in the semiconductor market and decline in orders for automated facilities.

Bluecomm’s gross revenue for the three months ended September 30, 2009 was about $0.1 million, mostly from rental income, compared to about $1.5 million in 2008 from service revenue. Bluecomm provided customer relationship management services for Pizza Hut Korea including call center operation for customer support, however, the contract with Pizza Hut Korea was terminated in 2008 and no revenue has been generated in 2009.

The cost of sales for the three months ended September 30, 2009 and 2008 was $38 million and $57.9 million, respectively, a decrease of 34.4%.  Our gross margins for the three months ended September 30, 2009 and 2008 was $818,000 and $960,000,  respectively.

Total operating expenses for the three months ended September 30, 2009 and 2008 totaled approximately $2.4 million and $3.1 million, respectively, resulting in a decrease of $0.7 million or 22.6%.

For the three months ended September 30, 2009 and 2008, the company had operating loss of $1.6 million and $2.2 million, respectively.   The net loss for the three months ended September 30, 2009 and 2008 totaled $663,000 and $712,000, respectively.

In summary, the company incurred the net loss for the current quarter ending September 30, 2009 but at a declining rate compared to the first two quarters of the current year.  Management anticipates that the company’s operating results will remain in the similar trend for the next few more quarters until the revenue of two major subsidiaries  significantly increase at an improved gross margin.

Liquidity and Capital Resources

As of September 30, 2009 our cash balance was $3.3 million compared to $23.5 million at December 31, 2008. Total current assets at September 30, 2009 were $75.4 million compared to $101.5 million at December 31, 2008. We currently plan to use the cash balance for ordinary business operations and facility expansion by our subsidiaries.

For the nine months ended September 30, 2009, net cash used in operating activities was $2.3 million, compared to $32.0 million for the nine months ended September 30, 2008. The decrease in cash used in operating activities can be largely attributed to decrease in the prepaid payments to vendors, decrease in accounts receivable.

For the nine months ended September 30, 2009, net cash used in investing activities was $33.6 million, compared to net cash provided by $4.3 million for the nine months ended September 30, 2008. The increase in cash used in investing activities can be largely attributed to acquisition of investment in securities.

For the nine months ended September 30,2009, net cash provided by financing activities was $6.9 million, compared to $22.1 million for the nine months ended September 30, 2008.  The decrease in cash provided by financing activities can be largely attributed to proceeds received from short and long-term notes during the nine months ended September 30, 2009.

Our management plans to conduct a detailed analysis of the business of our subsidiaries and if necessary, management will consider a restructuring of the Company’s business model. This may include a selloff of underperforming businesses and/or the acquisition of profitable companies, including companies which have operations in the nontechnology sector. The Company has not yet identified any companies for acquisition. Further, we currently have no agreements, plans or arrangements with any third parties for any one or more acquisitions.  There can be no assurance that we will be able to consummate any strategic acquisitions, or even if we are able to do so, that any one or more of the acquisitions will prove to be profitable or otherwise beneficial to our company.

In addition, we may seek to raise additional funds through arrangements with corporate collaborators, through public or private sales of our securities, including equity securities, or through bank financing. There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all.

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

Non-controlling interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and the results of operations of subsidiaries in Korea and China.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

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

Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. For financial statement purposes, we consider all highly liquid debt instruments with insignificant interest rate risk and maturity of three months or less when purchased to be cash equivalent.  Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.  The investments that mature within three months from the investment date are also included as cash equivalents.

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

Long-Lived Assets Impairment

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

The Company reviews intangible assets with definitive lives for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Currently, the Company amortizes acquired intangible assets with definite lives over periods ranging primarily from five to ten years.

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

Comprehensive Income

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  The components of total comprehensive income or loss for the periods were consist of unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustments.

Recent Accounting pronouncements

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

In June 2009, the FASB issued the FASC Accounting Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for  financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

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

CinTel Corp.

Date: November 23, 2009	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)