Form 10-K
period 2009-12-31
CINTEL CORP
filed 2010-04-15
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One) ☒

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-100046
CINTEL CORP.
(Name of registrant in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

433 N. Camden Drive, Suite 400, Beverley Hills, CA 90210
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (310) 997-1407

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐
Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2009 was $9,709,027.

The number of shares of registrant’s common stock outstanding, as of April 14, 2010 was 95,300,196.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1. BUSINESS.

Recent Development

On December 31, 2009, CinTel Corp  entered into an agreement with Woori Private Equity Fund (“Woori”), and Cintel Co. Ltd., (“Cintel Korea”), a wholly owned subsidiary of the Company. The Agreement provides for the transfer by the Company of certain collateral to Woori in accordance with the Convertible Bonds Subscription Agreement dated as March 15, 2007 (the “Woori Subscription Agreement”).  At the closing of the Woori Subscription Agreement, the Company issued a convertible bond (the “Convertible Bond”) in the amount of Korean Won 60,000,000,000 (USD$63,000,000). The Convertible Bond is secured by the all shares subscribed for by the Company using the proceeds from the Convertible Bond.

Pursuant to the terms of the Agreement, the Company acknowledged that it is in default of the terms of the Woori Subscription Agreement and agreed to the following in full satisfaction of all amounts owed under the Convertible Bond:

(A) The pledged deposit established pursuant to the Woori Subscription Agreement in the amount of 10,718,080,000 won (USD$9,292,602) shall be transferred to Woori; and
(B)  The Company shall sell and transfer to Woori all of its interest in 501,000 shares of Phoenix Digital Tech, 10,200,000 shares of Phoenix Semiconductor Telecommunication Suzhou, 1,202,520 shares of Bluecomm (the “Pledged Shares”). In addition, Cintel Korea shall transfer to Woori 2,644,426 shares of BKLCD (together with the Pledged Shares, collectively the “Pledged Securities”). The purchase price of the Pledged Securities shall be paid by offset against the amounts owed under the Convertible Bond.

The closing of the transactions contemplated by the Agreement occurred on December 31, 2009.

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

Until December 31, 2009, the Company’s operations were conducted through its subsidiaries, Phoenix Digital Tech (“PDT”), Phoenix Semiconductor Telecommunication Suzhou (“PSTS”), and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries, the company has no current operations. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.
The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

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

(15) July 2004: Awarded "The 3rd Korea High-quality Emerging Technology Prize" (by Seoul Economic Daily).

(16) May 24, 2006: Awarded recognition as “Incredible best small company” by Inc.tank and Greater Louisville Inc along with Stoll Keenon Ogden.

(17) August 3, 2007 recognized as “Best Technology Company by TeN (The Greater Louisville Technology Network).

(18) March 13, 2008 recognized as “High Impact” growth company by Mayor of Louisville and High Impact program.

Employees

CinTel Korea employed 4 full time employees.

As of April 14, 2010, we have 2 full time employees. Our sole subsidiary, CinTel Korea,  has 4 full time employees.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

For the years ended December 31, 2009 and December 31, 2008, we incurred net losses of $14.8 million and $15,6 million, respectively. As of December 31, 2009 we had a working capital deficit (current assets less current liabilities) of $11.3 millionand an accumulated deficit of $36.4 million. There can be no assurance that future operations will be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

The public market for our common stock has historically been very volatile. During the past two fiscal years the market price for our common stock has ranged from $0.30 to $0.03. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We maintain two offices and have lease agreements with respect to each office. Our U.S. office is located at 433 N. Camden Drive, Suite 400, Beverly Hills, CA 90210. We lease the U.S. office for a term of one year, which expires on May 21, 2009. The lease agreement for the U.S. office requires that we pay $1150.00 dollars per month, which includes use of office equipment and staff.

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

Item 4. Reserved.

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

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
March 31	$0.25	$0.12	$0.28	$0.15
June 30	$0.25	$0.08	$0.30	$0.09
September 30	$0.16	$0.05	$0.18	$0.06
December 31	$0.11	$0.03	$0.30	$0.07

As of April 14, 2010, there were 95,300,196 shares of our common stock issued and outstanding. There are approximately 295  stockholders of record at April 14, 2010.

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
EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2009:

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

Results of Operations

	(Unit: USD)
	12/31/2009	12/31/2008
Revenue	-	182,498,000
Cost of sales	-	175,947,000
Gross Profit	-	6,550,000
Expenses	1,221,000	16,215,000
Operating (Loss)	(8,402,000)	(9,665,000)
Loss from Discontinued Operation	(6,431,000)	-
Net (Loss)	(14,833,000)	(15,589,000)

The company generated no revenues for the fiscal year ended December 31, 2009 as substantially all of its operations carried through majority owned subsidiaries were disposed and deconsolidated.  The Company generated revenue of approximately $182.5 million for the fiscal year ended December 31, 2008.

Total operating expenses for the fiscal years ended December 31, 2009 and 2008 totaled approximately $1.2 million and $16.2 million, respectively, resulting in a decrease of $15 million or 92.6%.

The operating loss from fiscal year 2009 and 2008 totaled $8.4 million and $9.7 million, respectively. The increase in operating loss mainly resulted from the disposal of substantially all of its major operating business and recorded loss from discontinued operations totaling $6.4 million in 2009.  The company does not expect to see any significant improvement in operating profit in near future.

The net loss for fiscal year 2009 and 2008 totaled $14.8 million and $15.6 million, respectively. The main reason for the increase in the net loss for the fiscal year ended 2009 is due to the loss incurred from disposal of majority owned subsidiaries to satisfy convertible debts called by creditor.  Also, loss from the majority owned subsidiaries up to the point of disposal was another major source of loss for 2009.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and the disposal of these subsidiaries.  As the result of the disposal of subsidiaries, the company’s operation has become idle and does not  expects to see the operating profit in immediate future.

Liquidity and Capital Resources

As of December 31, 2009 our cash balance was $320,000 compared to $23.5 million at December 31, 2008. Total current assets at December 31, 2009 were $839,000 compared to $101.5 million at December 31, 2008.  This substantial decrease from 2008 to 2009 resulted from the disposal of majority owned subsidiaries and loss from discontinued operations sustained from these subsidiaries in 2009.

For the fiscal year ended December 31, 2009, net cash provided by  operating activities was $2.6 million as compared to net cash used  in  $22.4 million for the fiscal year ended December 31, 2008. The increase  in net cash from operating activities can be attributed to the reduction in operating loss and outstanding liabilities..

For fiscal year ended December 31, 2009, net cash provided by  investing activities was $4.6million, compared to net cash used in investing activities of $40.2 million for the fiscal year ended December 31, 2008. The increase in net cash from investing activities can be attributed to the disposal of investment securities held by the company in 2009.  In 2008, the company’s majority owned subsidiaries acquired significant amount of investment securities and made loans to affiliated companies.

For the fiscal year ended December 31, 2009, net cash used in  financing activities was $12.6 million compared to net cash provided by  $59.1 million for the fiscal year ended December 31, 2008.  The main reason for the decrease in net cash  from  financing activities was primarily attributed to payments made for long-term debts in 2009 while borrowings increased in 2008 to support operating losses and acquisitions of investment securities and fixed assets.

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

On December 31, 2009, no the allowance for credit losses was deemed necessary as no trade accounts receivable was outstanding and on December 31, 2008, the allowance for credit losses was $2.3 million of $21.8 million of accounts receivables. The allowance for credit losses in 2009 saw a decrease in the entire amount as substantially all business activities were discontinued at end of 2009.

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

Recent Accounting pronouncements

In June 2009, the FASB issued guidance that amends the consolidated rules related to variable interest entities.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration.  This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance that clarifies the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance.  This guidance is effective for the fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T).CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year  ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of March 31, 2009.

Name	Age	Position	Date of Election Or Appointment As Director
Dave Kyung Han	48	President, Chief Executive Officer and Director	2/2009
Joo Chan Lee	45	Chief Financial Officer	2/2009
Kwang Hee Lee	43	Director	7/2006
Jung Ho Kim	39	Director	7/2006
Gye Heun Kwak	60	Director	10/2009

Dave Kyung Han, President, Chief Executive Officer and Director - Mr. Han has been President, Chief Executive Officer and Director of CinTel Korea since February 2009.Since 2004 Mr. Han has served as the CEO of Hitrax, Inc., a RFID solution provider company based in Seoul, Korea since 2004. From 2002 through 2004, Mr. Han served as the CEO of Matek, Inc. a IT business development company based in Seoul, Korea.  Mr. Han has served as an independent consultant in IT project management for government and commercial customers. Mr. Han has also served as Senior Systems Analyst for the US House of Representatives Committee on House Administration and Senior Systems Engineer at Wang Laboratories. Mr. Han received a BSEE degree from Capital Institute of Technology. The Board of Directors believes that Mr. Han is qualified to serve as a member of the Company’s Board of Directors because of his business background in particular his experience as a CEO of Hitrax.

Joo Chan Lee, Chief Financial Officer- Mr. Kang has been our Chief Financial Officer since February 2009. From 2003 through 2008, Mr. Lee served as Vice President of Hitrax Inc., a RFID solution provider based in Seoul, Korea. From 2001 through 2003, Mr. Lee served as CEO of Seoul Press Co. Ltd., a press machine manufacturing company based in Seoul, Korea. Mr. Lee also served as CFO of Seoul Data Telecommunication Co. Ltd. and J&J Co. Ltd. Mr. Lee received a B.A in Economics from Sogang University, Seoul Korea. The Board of Directors believes that Mr. Lee is qualified to serve as a member of the Company’s Board of Directors because of the experience he has garnered as an executive of other similarly situated companies.

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

Jung Ho Kim, Director - Mr Kim has served as one of our directors since 2006. Mr Lee is a member of Woori PEF and has served in this capacity since 2006. Mr Kim graduated from Yeonsei University in 1995 with a major in Business Administration. He is a certified public accountant in Korea.The Board of Directors believe that Mr. Kim is qualified to serve as a director of the Company because of his business background as a member of WooriPEF.

Gye Heun  Kwak, Director-  Mr. Kwak currently serves as CEO of Q&H Co., Ltd., an energy development company based in Seoul, Korea and has served in such capacity since 2005. Mr. Kwak also served as CEO of Carpark Co. Ltd., a human resources management company based in Seoul, Korea from 1991 through 2007 and as CEO of P&G Korea Distributor a distribution company based in Seoul, Korea from 1986 through 2007. From 1981 through 1986 Mr. Kwak served in various capacities with Tri-Star Co. Ltd. a distribution business based in Seoul, Korea. Mr. Kwak also served as manager of Daenong Co. Ltd., a construction company based in Seoul Korea. Mr. Kwak holds a Bachelor of Science in sports science from Wonkwang University and completed an Advanced Management Program at Yonsei University. The Board of Directors believes that Mr. Kwak is qualified to serve as a director of the Company based upon his educational background and his experiences as an executive of other companies similarly situated as the Company.

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

Committees of the Board of Directors

The Board of Directors acts as the Audit Committee and the Board has no separate committees.

Audit Committee Financial Expert

None of our directos are "audit committee financial experts" under rules and regulations of the SEC.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Due to the small size of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the board of directors does not currently have a chairman

 Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11.EXECUTIVE COMPENSATION.

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

Name and Principal Position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)페이	Total ($)
Dave Kyung Han- President, CEO and Director(1)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Joo Chan Lee-CFO (2)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Sang Don Kim, (3)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Kwang Hee Lee, (4)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1) Mr. Han was appointed President and CEO in February 2009.

(2) Mr. Lee was appointed as CFO in February 2009.

(3) Mr. Kim resigned as our President and Chief Executive Officer in June 2008.

(4) Mr. Lee was appointed our President and Chief Executive Officer in June 2008 resigned as our President and Chief Executive Officer in February 2009.

We have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

None of our named executive officers received grants of options to purchase our common stock during the year ended December 31, 2009.

Director Compensation

None of our directors received compensation for service as members of the Board of Directors for the fiscal year ended December 31, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 15, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Dave Kyung Han	0	0.00%
Hanyang Apt 81-1001 #510 Apgujung-Dong, Kangnam-Gu Seoul, Korea

Joo Chan Lee	0	0.00%
Mokdong Apt 1109-1405 #325 Shinjung-Dong, Yangchun-Gu Seoul, Korea

Kwang Hee Lee	0	0.00%
113-102 Samsung Apt 843, Shindang-dong, Jung-gu Seoul, Korea

Jung Ho Kim	0	0.00%
203-1702 Samsung Apt Shinkongduk-dong Mapo-gu Seoul, Korea

Gye Heun Kwak	0	0.00%
1-304 Geonduck villa, 160-3, koogi-dong,
Chongro-gu
Seoul ,Korea

Tai Bok Kim	15,950,000	16.74%
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea

KTB Network Co., Ltd.	4,305,570 (2)	4.4%
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea

KTB China Optimum Fund	10,000,000 (3)	10.49%
6 th Floor KTB B/D
826-14 Yeoksam-dong, Kangnam-gu
Seoul, Korea

STS Semiconductor & Telecommunication Co.,Ltd	10,000,000 (4)	10.49%
Baek-suk-dong, Cheonan-City
Chungnam-do, Korea

EMERGING MEMORY & LOGIC Solution Inc.,	6,341,154 (5)	6.65%
#844-27 4 th Floor, Jeju Construction and Financial Cooperative, 301-1
Yeon-dong, Jeju-si,
Jeju-do , Korea

Korea Culture Promotion	7,936,508 (6)	7.32%
2Floor, Duwon Bldg. 503-5, Sinsa-dong, Gangnam-gu Seoul, Korea

Phoenix M&M	7,936,508(7)	7.32%
180 Unyong-ri, Dunpo-myun Asan, Chungchoengnam-do, Korea

China Chamber Holdings Ltd.	7,245,000	7.6%
HongKong Trade Center 7F 161-7 Des Voeux Road Central, Hong Kong

All named executive officers and directors as a group (5 persons)	0	0%

(1)
Applicable percentage ownership is based on 95,300,196 shares of common stock outstanding as of April 14, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 14, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
KTB Network Co., Ltd. is a publicly listed company on the KOSDAQ. Mr. Kwon, Sung Moon, the President and Chief Executive Officer of KTB Network Co., Ltd., has investment and voting control over the securities beneficially owned by KTB Network Co., Ltd.

(3)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.

(4)	Represents shares of common stock issuable upon conversion of $5,000,000 principal amount of convertible notes with a conversion price of $0.50 per share.

(5)	Represents shares of common stock issuable upon conversion of $3,170,577 principal amount of convertible notes with a conversion price of $0.50 per share.

(6)	Represents shares of common stock issuable upon conversion of $5,410,000 principal amount of convertible notes with a conversion price of $0.70 per share.

(7)	Represents shares of common stock issuable upon conversion of $5,410,000 principal amount of convertible notes with a conversion price of $0.70 per share.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $100,000 and $145,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

AUDIT-RELATED FEES

We did not incur fees for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees" during 2009 and 2008.

TAX FEES

              The aggregate fees billed for professional service rendered by our principal accountants for the tax compliance were $5,000 and $1,150 for the year ended December 31, 2009 and December 31, 2008, respectively.

ALL OTHER FEES

We did not incur any other fees for other professional services rendered by our principal accountants during 2009 and 2008.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15.EXHIBITS.

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

10.35
Agreement among Cintel Corp., Woori Private Equity Fund and Cintel Co. Ltd. dated as of December 31, 2009 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CinTel Corp.

Date: April 15, 2010	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: April 15, 2010	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Dave Kyung Hen	President, Chief Executive Officer and Director (Principal Executive	April 15, 2010
Dave Kyung Hen	Officer)

/s/ Joo Chan Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010
Joo Chan Lee

/s/ Kwang Hee Lee	Director	April 15, 2010
Jung Ho Kim

/s/ Gye Heun Kwak	Director	April 15, 2010
Gye Heun Kwak

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cintel Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cintel Corp. and Subsidiaries (a Nevada corporation, the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has working capital deficiency which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kim & Lee Corporation

Los Angeles, California
April 9, 2010

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share amounts)

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$320	$23,502
Short-term investments	-	17,116
Accounts receivable, net	-	19,554
Inventories	-	12,968
Loans receivable, current	41	15,957
Prepaid and other current assets	478	12,382
Total current assets	839	101,479
Restricted cash	35	649
Long-term investments	7,188	16,296
Property and equipment, net	3	98,415
Loans receivable, net of current	-	81
Derivative instrument	-	5,508
Equity method investments	7,912	12,998
Goodwill	2,559	18,449
Other intangible assets, net	-	1,365
Deposits and other assets	48	6,569

Total assets	$18,584	$261,809

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2009	2008
Current liabilities:
Accounts payable	$12,032	$20,998
Accrued liabilities	138	4,610
Deferred revenue	-	13,394
Notes payable, current	-	82,761
Other current liabilities	-	244
Total current liabilities	12,170	122,007
Accrued severance benefits	-	1,065
Notes payable, net of current	-	25,485
Convertible debts	26,104	111,809
Total liabilities	38,274	260,366

Commitments (Note 23)

Stockholders' equity (deficit):
Cintel Corp. stockholders’ equity (deficit): Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 97,824,896 shares issued; 95,300,196 and 97,824,896 shares outstanding at December 31, 2009 and 2008	98	98
Additional paid-in capital	20,293	20,470
Treasury stock	-	(3,264)
Accumulated deficit	(36,413)	(35,239)
Accumulated other comprehensive loss	(3,668)	(8,295)
Total Cintel Corp. stockholders’ deficit	(19,690)	(26,230)
Non-controlling interest	-	27,673
Total stockholders' equity (deficit)	(19,690)	1,443

Total liabilities and stockholders' equity (deficit)	$18,584	$261,809

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008
(In thousands, except per share amounts)

	2009	2008

Net revenues	$-	$182,498
Costs and expenses:
Cost of goods sold	-	175,947
Selling, general and administrative expenses	919	15,959
Depreciation and amortization	1	914
Goodwill impairment loss	301	4,049
Total costs and expenses	1,221	196,869
Loss from operations	(1,221)	(14,371)
Other income (expenses):
Interest income	579	3,861
Other income	16	3,968
Net loss from sale of property and equipment	-	(262)
Interest expenses	(1,137)	(9,650)
Loss from retirement of convertible debts	(5,912)	-
Investment impairment	(682)	-
Share of earning (loss) from equity investment	(87)	596
Unrealized holding loss on investment securities	-	(122)
Foreign currency transaction, net	42	(7,180)
Other expenses, net	(7,181)	(8,789)
Operating loss before income tax provision (benefit)	(8,402)	(23,160)
Income tax provision (benefit)	-	958
Loss from continuing operations	(8,402)	(24,118)

Loss from discontinued operations, net of tax	(6,431)	-
Net loss	(14,833)	(24,118)

Net loss attributable to the noncontrolling interest	-	8,529

Net loss attributable to Cintel Corp.	$(14,833)	$(15,589)

Loss per share – basic and diluted:
Loss from continuing operations attributable to Cintel Corp. common shareholders	$(0.09)	$(0.17)
Loss form discontinued operations attributable to Cintel Corp. common shareholders	(0.07)	-
Net loss attributable to Cintel Corp. common shareholders	$(0.16)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	95,300	94,384

Amounts attributable to Cintel Corp. common shareholders:
Loss from continuing operations	$(8,402)	$(15,589)
Loss from discontinued operations, net of tax	(6,431)	-
Net loss attributable to Cintel Corp. common shareholders	$(14,833)	$(15,589)

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(In thousands)

			Cintel Corp. shareholders
	Total	Comprehensive income (loss)	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock	Paid-in capital	Treasury stock	Noncontrolling interest

Balance, January 1, 2008	$44,410		$(19,650)	$3,016	$98	$20,293	$-	$40,653
Capital contributed by noncontrolling interest	2,837		-	-	-	-	-	2,837
Stock warrants	177		-	-	-	177	-	-
Shares held by majority owned subsidiary	(3,264)		-	-	-	-	(3,264)	-
Net loss for the year	(24,118)	(24,118)	(15,589)	-	-	-	-	(8,529)
Other comprehensive income, net of tax
Change in unrealized loss on investment, net of tax	(4,661)	(4,661)	-	(2,092)	-	-	-	(2,569)
Foreign currency translation adjustment	(13,938)	(13,938)	-	(9,219)	-	-	-	(4,719)
Other comprehensive income	(18,599)	(18,599)	-	-	-	-	-	-
Comprehensive income	(42,717)	(42,717)	-	-	-	-	-	-
Balance, December 31, 2008	$1,443		$(35,239)	$(8,295)	$98	$20,470	$(3,264)	$27,673
Balance, January 1, 2009	$1,443		$(35,239)	$(8,295)	$98	$20,470	$(3,264)	$27,673
Disposal of majority owned subsidiary	(6,261)		13,659	4,666	-	(177)	3,264	(27,673)
Comprehensive income:
Net loss for the year	(14,833)	(14,833)	(14,833)	-	-	-		-
Other comprehensive income, net of tax
Change in unrealized loss on investment, net of tax	1,120	1,120	-	1,120	-	-		-
Foreign currency translation adjustment	(1,159)	(1,159)	-	(1,159)	-	-		-
Other comprehensive income	(39)	(39)
Comprehensive income	(14,872)	(14,872)
Balance, December 31, 2009	$(19,690)		$(36,413)	$(3,668)	$98	$20,293	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2009 AND 2008
(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(14,833)	$(15,589)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1	4,595
Amortization of intangible assets	-	202
Loss from retirement of convertible debts	5,912	-
Loss from discontinued operations	6,431	-
Investment impairment	682	-
Non-controlling interest’s share of loss	-	(8,528)
Severance benefit	-	2,837
Bad debt expense	-	1,750
Impairment of goodwill	301	4,049
Impairment of long-lived assets	-	410
Share of (gain) loss from equity investment	87	(1,853)
Interest (income) expense	-	526
Net loss on sale of investment	-	298
Net loss on sale of property	-	262
Foreign currency transaction, net loss	1,681	8,436
Other miscellaneous loss	-	427
(Increase) decrease in assets:
Accounts receivable	-	(7,145)
Inventory	-	5,957
Prepaid expenses and other assets	2,708	(8,403)
Security deposits	(1)	(1,989)
Increase (decrease) in liabilities:
Accounts payable	942	(12,084)
Deferred revenue	-	2,103
Accrued liabilities	(1,286)	3,936
Accrued severance benefits	-	(2,630)
Other current liabilities	-	(8)

Cash provided by (used in) operating activities	2,625	(22,441)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2009 AND 2008
(In thousands)

	2009	2008

Cash flows from investing activities:
Acquisition of investments in securities	(1,029)	(67,055)
Proceeds from sale of investment in securities	7,529	62,316
Acquisition of property and equipment	(1)	(28,471)
Proceeds from disposal of property and equipment	-	2,347
Payments on loan receivable	(3,844)	(33,803)
Proceeds from loan receivable	1,962	20,013
Acquisition of intangible assets	-	(27)
Changes in non-controlling interest	-	4,452

Cash provided by (used in) investing activities	4,617	(40,228)

Cash flows from financing activities:
Proceeds from convertible debts	-	13,673
Proceeds from notes payable	3,698	124,967
Principal payments of notes payable	(16,262)	(79,544)

Cash provided by (used in) financing activities	(12,564)	59,096

Net decrease in cash and cash equivalent	(5,322)	(3,573)

Effect of foreign currency translation	29	(7,025)

Cash and cash equivalent - beginning of year	5,648	34,749

Restricted cash	(35)	(649)

Cash and cash equivalent - end of year	$320	$23,502

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$731	$9,432
Income taxes	$-	$958

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On October 30, 2006, the Company acquired 51% of the outstanding voting stocks of Phoenix Semiconductor Telecommunication (Suzhou) Co., Ltd. ("PSTS") in China for $16.5 million. In March 2008, the Company contributed $4.9 million of additional capital to PSTS to proportionately match the additional investments made by the minority shareholders of PSTS.  PSTS was in the business of semiconductor packaging and manufacturing.

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

Acquisitions of these subsidiaries were financed by issuing convertible debts to various parties.  In October 2009, the convertible debs issued to Woori PEF was called, and in December 2009, to satisfy the debts, the Company transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS.  As a result, the Company now has only one wholly-owned subsidiary reaming, Cintel Korea.

Going Concern

The Company has sustained recurring losses, and reported net loss of $14.8 million for the year ended December 31, 2009, and working capital deficiency of $11.3 million as of December 31, 2009.  As a result, the company’s accumulated deficits aggregated $36.4 million as of December 31, 2009. Also, with the ownership in the subsidiaries (Bluecomm, PDT and PSTS) transferred to the creditor, the Company no longer has revenue producing operations as of December 31, 2009.  This situation raises substantial doubt about the Company’s ability to continue as a going concern.

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
DECEMBER 31, 2009 AND 2008

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Cintel Corp. and its wholly owned subsidiary, Cintel Korea, (collectively, the Company). Intercompany transactions and balances have been eliminated in consolidation. Non-controlling interest in subsidiaries represents the minority stockholders' proportionate share of the net assets and the results of operations of subsidiaries in Korea and China.  When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting.

The accounts of Bluecomm, PDT and PSTS are no longer included in the consolidated financial statements as all or majority of  the ownership of these entities were disposed in December 2009.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with FASB ASC 830, Foreign Currency Translation, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

Revenue Recognition

Generally,  the Company recognizes revenue upon shipment, delivery or upon acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured. The majority of the Company's product revenues was generated from two major reporting segments, the semiconductor packaging segment and the LCD automated assembly equipment manufacturing segment.

For LCD automated assembly manufactured segment, the Company recognized revenue upon the products were installed, tested and approved by the customers.

For semiconductor segment, the Company recognized revenue upon shipment of products, when title was passed and the amount collectible could reasonably be determined.  All amounts billed to a customer related to shipping and handling were classified as revenue, while all costs incurred by the Company for shipping and handling were classified as cost of revenues.

Revenues generated by Customer Relationship Management consulting and database marketing services were recognized as the services were performed, while the call center operation revenues were recognized at the end of each month when the relating time costs were determined.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At December 31, 2009 and 2008, such restricted cash aggregated $35,000 and $649,000, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Company reviews its allowance for doubtful accounts periodically. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivables are shown net of allowance for doubtful accounts of $- and $2.3 million as of December 31, 2009 and 2008, respectively.  All of the net trade receivables are pledged as collateral on bank debts.

Investments Securities

Investments are accounted in accordance with the provisions of FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities.  The Company classifies its debt securities in one of three categories: trading, available-for-sale (AFS), or held-to-maturity (HTM) and its equity securities that have readily determinable fair values into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity debt securities are those debt securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Long-Lived Assets Impairment

The Company accounts for impairment of long-lived assets in accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under FASB ASC 350, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.  The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any).  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at December 1, and when a triggering event occurs between annual impairment tests.

FASB ASC also requires that intangible assets with definitive lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Currently the Company amortizes acquired intangible assets with definite lives over periods ranging primarily from five to ten years.

Research and Development Costs

Research and development costs consist primarily of salaries and subcontracting expenses and are expensed as incurred.

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred.  Advertising expenses were $- and $345,962 for the years ended December 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Sales and Value-Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company's statement of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 (Statement 157) also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 (Statement 157) to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, the Company to determines the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  FASB ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs are quoted prices in active markets for identical asset or liability that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability that supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

The fair values of securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging (Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended), which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

As of and for the year ended December 31, 2009, no significant concentration existed in accounts receivable or sales.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes, which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company is required to evaluate the realizability of the deferred tax assets by assessing the valuation allowance and, if necessary, adjusting the amount of such allowance.  The factors used to assess the likelihood of realization includes the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The Company continued to record a full valuation allowance against the deferred tax assets because it was more likely than not that the Company would not be able to realize these deferred tax assets based upon forecast of future taxable income and other relevant factors.  The Company currently intend to maintain a full valuation allowance against the deferred tax assets.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 - Income Taxes - Overall, as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statement presentation to correspond to the current year’s format. Total equity and net income are unchanged due to these reclassifications.

Recent Accounting pronouncements

In June 2009, the FASB issued guidance that amends the consolidated rules related to variable interest entities.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration.  This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance that clarifies the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance.  This guidance is effective for the fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

Note 3 - Inventories

Inventories consist of the following as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Raw materials and supplies	$-	$4,015
Work-in-process	-	5,813
Finished goods	-	3,140
Total	$-	$12,968

Note 4 –Loans Receivable

Loans receivable consist of the following as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Loan receivable from Vision Tech, a private company in China. 7% interest, payable interest only in quarterly installments. Guaranteed by the shareholders of the debtor. Matures in January 2009.	$-	$172
Loan receivable from Phoenix Holdings, a private company in Korea. 8% interest, payable interest only in quarterly installments. Matures in March 2009.	-	11,093
Loan receivable from Lion Property Holdings, a private company in Korea. 8% interest, payable interest and principal at maturity. Guaranteed by the BKLCD stocks (75,000 shares). Matures in June 2009.	-	3,566
Loan receivable from Phoenix Patro, a private company in Korea. 8.5% interest, payable interest only in quarterly installments. Matures in July 2009.	-	1,109
Loans receivable from NIG, a private company in Korea. 9% interest, payable interest only in quarterly installments. The note is guaranteed by the shareholders of the debtor and matured in April through August 2008.	-	-
Loan receivable from Phoenix M&M, a private company in Korea. 9% interest, payable interest only in quarterly installments. The note is guaranteed by the shareholders of the debtor and matured in September 2008.	-	-
Other loans receivable	41	98
	41	16,038
Less: current portion	41	15,957
Loans receivable, net of current	$-	$81

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Prepaid expenses	$180	$255
Advance payments to vendors	173	5,534
Due from employees	117	-
Deposits made for investments	-	3,803
Other current assets	8	2,790
Total	$478	$12,382

Note 6 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at December 31, 2009 and 2008 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
December 31, 2009
Available-for-sale:
Equity securities – nonmarketable	$6,068	$2,111	$(991)	$7,188
	$6,068	$2,111	$(991)	$7,188

Included in short-term investments				$-
Included in long-term investments				7,188
				$7,188

December 31, 2008
Available-for-sale:
Time deposits and commercial papers	$1,419	$-	$-	$1,419
Equity securities - marketable	4,333	97	(207)	4,223
Equity securities - nonmarketable	16,296	-	-	16,296
	22,048	97	(207)	21,938
Held-to-maturity: Corporate debt securities	11,474			11,474
	$33,522	$97	$(207)	$33,412

Included in short-term investments				$17,116
Included in long-term investments				16,296
				$33,412

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Corporate debt securities:  The investments in corporate debt securities as of December 31, 2008 consisted of corporate bonds with maturities of less than one year and are recorded at net of amortized cost.

Equity securities: The investments in equity securities with unrealized gain or loss are consisted of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position for credit impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company's review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

•
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•
discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings.

For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or more-likely-than-not would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.

Note 7 – Derivative Instruments

The Company uses foreign-currency-related derivative instruments to manage its exposure related to changes in foreign currency rates. Transactions in foreign currency denomination are subject to exchange rates. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.  The Company’s cash flows hedging discontinued during 2009 and the effect of the hedging  was included in the statement of operations for the year ended December 31, 2009.

The fair value of derivative instrument held as of December 31, 2008:

	Asset derivatives
	B/S location	Fair value
Derivative designated as hedging instrument:		(In thousands)

Foreign currency contracts	other assets	$5,508

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 8 – Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008.  Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:	(In thousands)
Cash and cash equivalents	$355	$355	$24,151	$24,151
Accounts receivable	-	-	19,554	19,554
Loans receivable	41	41	16,038	16,038
Investment securities	15,100	15,100	46,410	46,410
Foreign currency contracts	-	-	5,508	5,508

Financial liabilities:
Accounts payable	$12,032	$12,032	$20,998	$20,998
Accrued liabilities	138	138	4,610	4,610
Notes payable	-	-	108,246	108,246
Convertible debts	26,104	26,104	111,809	111,809

The fair values of the financial instruments shown in the above table as of December 31, 2009 and 2008 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The Company uses the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash equivalents
The carrying amount reported in the balance sheets of cash equivalents approximate fair value because of the relatively short time to maturity.

Accounts receivable and loans receivable
The carrying amount reported in the balance sheets for accounts receivable and short-term loans receivable approximate fair value because of relatively short collection terms.

Investment Securities
Equity securities classified as trading and available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held.  The fair values of equity securities accounted for under the cost method (non-marketable equity securities) are determined using market multiples derived from comparable companies. Under that approach, the identification of comparable companies requires significant judgment. Additionally, multiples might lie in ranges with a different multiple for each comparable company. The selection of where the appropriate multiple falls within that range also requires significant judgment, considering both qualitative and quantitative factors. Debt securities classified as trading and available for sale are measured using quoted market prices multiplied by the quantity held when quoted market prices are available. If quoted market prices for those debt securities are not available, the fair value is determined using an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk, the issuer’s credit spread, and illiquidity by sector and maturity.

Foreign currency contracts
The fair value of foreign currency contracts is determined using pricing models developed based on the foreign currency rates and other observable market data. The value was determined after considering the potential impact of collateralization and netting agreements, adjusted to reflect nonperformance risk of both the counterparty and the Company.

Accounts payable and accrued liabilities
The carrying amount reported in the balance sheets for accounts payable and accrued liabilities approximate fair value because of relatively short payment terms.

Notes payable and convertible debts
The fair value of the Company’s notes payable and convertible debts are measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.  For long-term debt measurements, where there are not rates currently observable in publicly traded debt markets of similar terms to companies with comparable credit, the Company uses market interest rates and adjusts that rate for all necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other long-term debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers as well as other banks that regularly compete to provide financing to the Company.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008:

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,188	$-	$7,188	$-

		Fair value measurements at reporting date using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$1,419	$1,419	$-	$-
Marketable equity securities	4,223	-	4,223	-
Nonmarketable equity securities	16,296	-	-	16,296
	$21,938	$1,419	$4,223	$16,296

Note 9 – Equity method investments

Investments accounted for under the equity method consist of as follows at December 31, 2009 and 2008:

December 31, 2009	Ownership	Carrying Value
		(In thousands)

Phoenix Asset Investment	27.4%	$7,912

December 31, 2008	Ownership	Carrying Value
		(In thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028
		$12,998

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following summarizes the unaudited financial information of the investees for the investments accounted under equity method as of and for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Financial Position:
Total current assets	$10,691	$31,700
Total non-current assets	10,154	35,947
Total assets	$20,845	$67,647

Total current liabilities	$36	$24,023
Total non-current liabilities	101	15,881
	137	39,904
Total stockholders’ equity	20,708	27,743
Total liabilities and stockholders’ equity	$20,845	$67,647

Result of Operations:
Sales	$3,188	$32,077
Cost of goods sold	112	22,989
Gross profit	3,076	9,088
General and administrative expenses	3,498	6,390
Other income (expenses)	103	(787)
Net income (loss)	$(319)	$1,911

Note 10 – Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Land	$-	$19,749
Buildings and improvements	-	43,663
Machinery and equipment	-	30,981
Furniture and fixtures	9	8,531
Vehicles	-	481
Software	-	40
Small tools	-	518
	9	103,963
Accumulated depreciation	(6)	(20,022)
	3	83,941
Assets held for sale	-	5,224
Construction-in-progress	-	9,250

Property and equipment, net	$3	$98,415

Depreciation expenses for the years ended December 31, 2009 and 2008 were $1,407 and $4.6 million, respectively. As described in Note 1, substantially all of the property and equipment carried by the subsidiaries were deconsolidated as of December 31, 2009.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 11 – Goodwill

The following table sets forth changes in the carrying of goodwill for the years ended December 31, 2009 and 2008:

(In thousands)

Balance as of December 31, 2007	$26,593
Reduction in goodwill associated with deconsolidation of a subsidiary due to ownership dilution	(3,525)
Goodwill impairment*	(4,179)
Fair value adjustments	(440)
Balance as of December 31, 2008	18,449
Reduction in goodwill associated with disposal of subsidiaries	(15,589)
Goodwill impairment associated with disposal of subsidiaries	(301)
Fair value adjustments	-
Balance as of December 31, 2009	$2,559

* During 2008, Bluecomm's business has substantially wound down due to lost of major customers and inability to retain new customers.  The Company determined that the goodwill is fully impaired as of December 31, 2008.

Note 12 – Other Intangible Assets

Intangible assets consist of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Land rights and other intangible assets	$1,412	$1,412
Reduction in goodwill associated with disposal of subsidiaries	(1,412)	-
Accumulated amortization	-	(47)
Net carrying amount	$-	$1,365

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the years ended December 31, 2009 and 2008 were $- and $202,374.

Note 13 – Notes Payable

Notes payable consist of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Note payable to Kong-Sang Bank of China, payable monthly interest only at 4.66%. The note matures in January 2009.	$-	$910
Note payable to Kong-Sang Bank of China, payable monthly interest only at 7.3%. The note matures in July 2009.	-	5,130
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 3.5%. The note matures in January 2008.	-	691
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 2%. The note matures in February 2008.	-	984
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.85%. The note was unsecured and matured in April 2008.	-	-
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipment and matured in September 2008.	-	-
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipments and matured in March 2008.	-	-
Note payable to Kong-Sang Bank of China, payable monthly interest only at 5.86%. The note was unsecured and matured in October 2008.	-	-
Note payable to Kong-Sang Bank of China, payable monthly interest only at LIBOR plus 0.75%. The note was secured by real estate and equipments and matured in January 2008.	-	-
Notes payable to Hana Bank of Korea, payable monthly interest only, at 7.5% to 8.98%. The notes are secured by real property in Korea and mature in 2009.	-	1,932
Notes payable to Shin-Han Bank of Korea, payable monthly interest-only at 6.23% to 7.53%. The notes are secured by real estate and mature in June and November 2009.	-	4,754
Notes payable to Nong Hyup Bank of Korea, payable monthly interest only at 4.1%. The notes were unsecured and matured in November 2008.	-	-
Notes payable to Citi Bank of Korea, payable monthly interest only at 6.45% to 8.36%. The notes are secured by real estate and mature in July 2009 and January 2010.	-	9,876
Notes payable to Korea Exchange Bank, payable monthly interest only, at 7.24% to 8.41%. The notes are guaranteed by sister company, and mature in April and May 2009.	-	4,754
Note payable to Kook Min Bank of Korea, payable monthly interest only, at 6.44%. The note is secured by a deed of trust covering the Company’s real property and matures in January 2009.	-	8,271
Note payable to Citi Bank Korea, payable monthly interest-only, at 5.45% to 5.56%. The notes mature in January and July 2010.	-	17,293
Note payable to Sam Sung Electronics, bearing no interest. The note is secured by a deed of trust covering the Company’s real property and matures in December 2011.	-	506
Note payable to Industrial Bank of Korea, payable monthly interest only, at 6.89% to 7.90%. The notes are secured by a deed of trust covering the Company’s real property and mature in March and April 2009.	-	9,846
Notes payable to Woori Bank, payable monthly interest only at 7.93%. The note is unsecured and matures in October 2009.	-	6,968
Notes payable to Industrial Bank of Korea, payable monthly interest only at 7.98% to 8.19%. The note matures in February and March 2009.	-	4,358
Notes payable to Hana Bank Korea, payable monthly interest only at 8.07% to 8.47%. The note matures in April and June 2009.	-	2,773
Notes payable to Woori Bank, payable monthly interest only at 5.94% to 8.23%. The notes are secured by real property, and mature in March and October 2009.	-	7,924
Notes payable to Korea Exchange Bank, payable monthly interest only at 7.11% to 7.73%. The notes are unsecured, and mature in January 2009.	-	2,377
Note payable to Kook Min Bank of Korea, payable monthly interest only at 8.87%. The note is unsecured and matures in January 2009.	-	2,377

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Notes payable to Citi Bank Korea, payable monthly interest only at 4.77%. The note matures in May 2009.	-	2,594
Loan payable to local government with annual interest rate at 5.38%. The loan matures in January 2009.	-	13
Notes payable to Hana Bank Korea, payable monthly interest only at 5.38. The note matures in March 2015.	-	1,189
Notes payable to Industrial Bank of Korea, payable monthly interest-only at 4.7%, and matures in December 2009 and May 2010	-	3,170
Notes payable to Shin-Han Bank of Korea, payable monthly interest only at 3.39%. The notes mature in June 2011.	-	2,295
Notes payable issued in 2008. This note matures in April 2009 at 3 month CD plus 2.15%.	-	4,754
Loan payable to local government with annual principal payment of $10,422, bearing no interest. The loan is unsecured and matures in October 2009	-	7
Notes payable to Merrill Lynch. The note matures in 2009.	-	2,500
	-	108,246
Less: current portion	-	82,761
Long-term debt	$-	$25,485

Note 14 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2009 and 2008, were $- and $1,064,486, respectively.

Note 15 – Convertible Debts

Pursuant to FASB ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company accounts for the convertible debentures as liability instrument at carrying value which approximates the fair value.

The fair value of the Company’s convertible debts are measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.  For the debt measurements, where there are not rates currently observable in publicly traded debt markets of similar terms to companies with comparable credit, the Company uses market interest rates and adjusts that rate for all necessary risks, including its own credit risk.

For bonds with warrants, the Company accounted this bond as a debt instrument with detachable warrants.  A portion of the proceeds was allocated to the warrants and accounted for as paid-in-capital.  The value of the warrants is determined by measuring the intrinsic value of the conversion option. Intrinsic value was computed as the difference between the conversion price and the fair value of the common stock of UBP, issuer of the bond.

The following table presents the convertible debentures that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Convertible debenture-A	$15,284	$15,284	$15,284	$15,284
Convertible debenture-B (1)	-	-	64,920	64,920
Convertible debenture-C	10,820	10,820	10,820	10,820
Convertible debenture-D (2)	-	-	13,024	13,024
Bond with warrants-UBP (3)	-	-	7,761	7,761
	$26,104	$26,104	$111,809	$111,809

(1)
In around October 2009, the Convertible Debenture-B was called by the bond holder, Woori PEF.  The Company made a partial payment in cash and investment securities. In December 2009, the debt was completely satisfied by transferring the 48% ownership in PDT, 100% ownership in Bluecomm and 32% ownership in PSTS to the bond holder. As a result of this transaction, the Company now has only one wholly-owned subsidiary remaining, Cintel Korea. The Company reported the loss incurred on this transaction as loss from discontinued operations.

(2)
& (3) are debentures issued by PDT, one of the subsidiaries transferred to Woori PEF. As a part of the transfer of the ownership of PDT, the debts were also transferred.  Accordingly, the Company has been relieved from these debts in December 2009.

Convertible Debenture-A
The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011.  As of December 31, 2009, no bonds have been converted.

Convertible Debenture-B
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

This debenture was called by the holder; it was satisfied by paying in cash and investment securities, and by transferring the ownership interests in the Company’s subsidiaries in December 2009.

Convertible Debenture-C
The Convertible Debenture - C was issued on April 12, 2007, with a maturity date of April 12, 2012. The debenture is convertible into shares of common stock of the Company at the option of the holder at the rate of $0.70 per share.  The coupon rate of the bond is at the rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.  As of December 31, 2009, no bonds have been converted.

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

In December 2009, this debenture was transferred to Woori PEF as a part of the transfer of  the Company’s ownership in PDT.

Bond with warrants
The bond with warrant was issued by UB Precision ("UBP"), a subsidiary of PDT, in April 2008, with maturity date in April 2011.  Face amount of the bond is $7.92 million (KRW 10,000,000,000) with zero stated interest rate.  These debentures are convertible into shares of UB Precision at the option of the holders at $2.85 (KRW 3,600) per share any time between April 30, 2008 and March 31, 2011.  If the bond is not converted during the period, interest accrues at the rate of 5% per annum.

The convertible debts were not included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

In December 2009, this debenture was transferred to Woori PEF as a part of the transfer of  the Company’s ownership in PDT.

Note 16 - Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FIN No. 48.

Corporate income tax rates applicable to the Korean subsidiaries in 2009 and 2008 were 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income.  The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $19,265,000 and $21,740,000 of taxable losses in its Korea and US operations, respectively.  The utilization of the Korean losses expires in years 2009 to 2013 and the US losses in years 2020 to 2028.  PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(In thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	-	958
	-	958
Deferred income tax benefit:
U.S.	-	-
Foreign taxes of subsidiaries	-	-
Income tax expense (benefit)	$-	$958

The Company has deferred tax assets (liabilities) at December 31, 2009 and 2008 as follows:

	2009	2008
	(In thousands)
Research and development expenses amortized over 5 years for tax purposes	$-	$-
Other timing differences	-	-
Net operating loss carryforwards	5,353	5,877
	5,353	5,877
Valuation allowance	(5,353)	(5,877)
	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 17 - Capital

The Company's capital transactions for the years ended December 31, 2009 and 2008 are as follows:

In August 2008, the Company’s common stocks totaling 2,525,000 shares were given up and returned to the Company at no cost by a departing employee.

As of December 31, 2008, the Company’s common stocks totaling 11,931,824 shares were held by a subsidiary of a majority owned subsidiary and these shares were presented as treasury stock.

As described in Note 1, majority owned subsidiaries were disposed in December 2009 and an adjustment was made to reflect this deconsolidation.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with FASB ASC 718, Compensation - Stock Compensation. Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2009	2008
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	4	5
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the years ended December 31, 2009 and 2008 and no option is outstanding at December 31, 2009.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 18 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Net loss	$(14,833)	$(24,118)

Other comprehensive loss, net of tax:
Unrealized holding gain (loss) on available-for-sale securities, net of tax	1,120	(4,661)
Foreign currency translation adjustments	(1,159)	(13,938)
Total other comprehensive loss, net of tax	(39)	(18,599)
Total comprehensive loss	(14,872)	(42,717)

Comprehensive loss attributable to noncontrolling interests	-	15,817

Comprehensive loss attributable to Cintel Corp.	$(14,872)	$(26,900)

Note 19 – Net Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Net loss from operations attributable to Cintel Corp. common shareholders	$ (8,402)	$ (15,589)
Net loss from discontinued operations attributable to Cintel Corp. common shareholders	(6,431)	-

Denominator:
Basic and diluted weighted average shares outstanding	95,300	94,384

Basic and diluted loss per share – operation	$ (0.09)	$ (0.17)

Basic and diluted loss per share – discontinued operation	$ (0.07)	$ -

Note 20 – Statement of Cash Flows

Noncash items reflected in the consolidated financial statements for the year ended December 31, 2009 include unrealized holding gain of $1.1 million from available-for-sale investment securities, purchase of investment securities by assuming debt of $1.6 million and a disposition of the same investment securities on notes payable of $10 million.  Cintel Korea also paid in stock for professional services rendered in amount of $12,000.

Note 21 – Segment Disclosures

The Company operates in two major reportable segments – the semiconductor segment and the automated assembly line segment – in which the Company offers products and services for a variety of electronic device applications and automated assembly machinery. The Company’s products and services are marketed primarily to makers of electronic devices and LCD televisions who sells finished products to consumer markets.

Summary of Operations by Segment

The following is a summary of operations by segment for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Revenue:
Semiconductor	$-	$70,364
LCD assembly line	-	107,931
Other	-	4,203
Total	$-	$182,498

Income/(loss) from operations:
Semiconductor	$-	$(4,213)
LCD assembly line	-	(12,949)
Other	-	2,791
Total	$-	$(14,371)

For the years ended December 31, 2009 and 2008, call service operations and other general and administrative expenses that are not directly related to the major two segment operations are included in Other.

Note 22 – Related Party Transactions

The following summarizes significant transactions with affiliates of the Company for the years ended and as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Accounts receivable from STS	$-	$704
Accounts receivable from BKLCD (fka We-Tech)	-	125
Sales to STS	-	66,809
Sales to BKLCD (fka We-Tech)	-	2,282
Purchase from STS	-	49,311

STS is a 49% owning non-controlling shareholder of PSTS and sells semiconductor wafers and other parts to PSTS.  STS also purchases finished semiconductor products from PSTS. BKLCD is a subsidiary of STS and purchases semiconductor products from PSTS.  PDT owned about 4.9% of BKLCD at December 31, 2008.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties on an arm’s-length basis.  The sales and purchase transactions among the listed companies are consummated on terms equivalent to those of unrelated parties.  There were no minimum purchase or sales commitments with these affiliated companies.

As discussed in Note 1, Company’s majority owned subsidiaries were disposed and no significant related party balance existed at December 31, 2009.

Note 23 - Commitments

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in August 2010.  Future minimum annual payments (exclusive of taxes and insurance) under the lease are $10,339 for the year ended August 31, 2010.  Rent expenses paid during the years ended December 31, 2009 and 2008 were $69,509 and $63,660, respectively.

(b)
The Company is committed to vehicle lease obligations which expire in February, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are $2,585 for the year ended February 28, 2010.