Form 10-Q
period 2010-03-31
CINTEL CORP
filed 2010-05-21
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding, as of May 21, 2010 was 95,300,196.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009 (1)
Current assets:
Cash and cash equivalents	$135	$320
Loans receivable – affiliates	253	158
Prepaid and other current assets	187	361
Total current assets	575	839
Property, plant and equipment, net	45	3
Restricted cash	35	35
Equity method investments	7,606	7,912
Long-term investments	7,200	7,188
Goodwill	2,559	2,559
Security deposits	33	48
Total assets	$18,053	$18,584
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,329	$12,032
Accrued liabilities	199	138
Total current liabilities	12,528	12,170
Convertible debts	26,104	26,104
Total liabilities	38,632	38,274

Commitments (Note 13)

Stockholders’ equity (deficit):
Common stocks	98	98
Additional paid-in capital	20,293	20,293
Accumulated other comprehensive loss	(4,004)	(3,668)
Accumulated deficit	(36,966)	(36,413)
Total stockholders’ deficit	(20,579)	(19,690)
Total liabilities and stockholders' equity	$18,053	$18,584

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	(Restated-Note 2) March 31, 2009

Net revenues	$-	$-
Cost of revenue	-	-
Gross profits	-	-

General and administrative expenses	273	175
Depreciation and amortization	1	1
	274	176
Loss from operations	(274)	(176)

Other income (expenses):
Interest income	-	4
Interest expenses	(50)	(360)
Impairment loss on investment	(190)	(122)
Share of loss from equity method investment	(302)	(31)
Foreign currency transaction, net	262	43
	(280)	(466)
Loss before income taxes	(554)	(642)
Income tax provision	-	-
Loss from continuing operations	(554)	(642)

Loss from discontinued operations, net of tax	-	(1,279)
Net loss	$(554)	$(1,921)

Loss per share – basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)
Loss form discontinued operations	-	(0.02)
Net loss	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	95,300	83,424

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2010	(Restated-Note 2) March 31, 2009

Cash flows from operating activities:
Net loss	$(554)	$(1,921)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1	1
Loss from discontinued operations	-	1,279
Investment impairment	190	122
Share of loss from equity investment	302	31
Foreign currency transaction, net	(262)	(43)
(Increase) decrease in assets:
Prepaid expenses and other assets	7	(19)
Security deposits	17	-
Increase (decrease) in liabilities:
Accounts payable	7	(7)
Accrued liabilities	61	332
Cash used in operating activities	(231)	(225)

Cash flows from investing activities:
Acquisition of investments in securities	-	(852)
Acquisition of property and equipment	(42)	-
Payments on loan receivable	(106)	(1)
Proceeds from loan receivable	187	6
Cash provided by (used in) investing activities	39	(847)

Cash flows from financing activities:
Principal payments of notes payable	-	(2,500)

Net decrease in cash and cash equivalent	(192)	(3,572)
Effect of foreign currency translation	7	46
Cash and cash equivalent - beginning of period	320	5,648

Cash and cash equivalent - end of period	$135	$2,122

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$44

Non-cash activity
Common stocks provided for professional service	$-	$10

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CinTel Corp. (“Cintel” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), necessary to state fairly the financial information included herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported in the financial statements and accompanying notes. Actual results may differ materially from these estimates.  In addition, any changes in these estimates or their related assumptions could have a materially adverse effect on the Company's operating results.

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

These unaudited condensed consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statement presentation to correspond to the current period’s format. Total equity (deficit) and net income (loss) are unchanged due to these reclassifications.

Recent Accounting pronouncements

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  The adoption of this guidance is not expected to a significant impact on the Company’s results of operations of financial position.

Note 2 – Discontinued Operations from Disposal of Subsidiaries

In October 2009, the convertible debs issued to Woori PEF was called, and in December 2009, to satisfy the debts, the Company transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS. As a result, the Company now has only Cintel Korea remaining as wholly-owned subsidiary.  For comparative presentation purposes, the consolidated statements of operations and cash flows for the three months ended March 31, 2009 have been restated removing the subsidiaries disposed.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Balance Sheet Details

Loans Receivable – Affiliates

Loans receivable from affiliates consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Due from officers	$106	$117
Other loan receivable	147	41
	$253	$158

In the ordinary course of business, the Company had and expects to continue to have transactions, including borrowings, with companies that are affiliated by direct interest or through common ownership.  In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)

Prepaid expenses	$7	$180
Advance payments to vendors	177	173
Other current assets	3	8
Total	$187	$361

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)

Furniture and fixtures	$9	$9
Vehicles	43	-
	52	9
Accumulated depreciation	(7)	(6)
Property and equipment, net	$45	$3

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $1,140 and $330, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at March 31, 2010 and December 31, 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
March 31, 2010
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,123	$(991)	$7,200

Included in long-term investments				$7,200

December 31, 2009
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,111	$(991)	$7,188

Included in long-term investments				$7,188

Equity securities: The investments in equity securities with unrealized gain or loss are consisted of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  For nonmarketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.  If management determines that these nonmarketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Note 5 - Equity Method Investments

The Company accounts investment under equity method when the it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at March 31, 2010 and December 31, 2009:

March 31, 2010	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,606

December 31, 2009	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,912

The Company’s share of losses from the equity method investment for the three months ended March 31, 2010 and 2009 were approximately $302,000 and $31,000, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair value measurements at reporting date using
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,200	$-	$7,200	$-

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,188	$-	$7,188	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the financial instruments shown in the above table as of March 31, 2010 and December 31, 2009 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Investment securities: Marketable securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held.  The fair values of equity securities accounted for under the cost method (non-marketable equity securities) are determined using market multiples derived from comparable companies. Under that approach, the identification of comparable companies requires significant judgment. Additionally, multiples might lie in ranges with a different multiple for each comparable company. The selection of where the appropriate multiple falls within that range also requires significant judgment, considering both qualitative and quantitative factors. Debt securities classified as available for sale are measured using quoted market prices multiplied by the quantity held when quoted market prices are available. If quoted market prices for those debt securities are not available, the fair value is determined using an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk, the issuer’s credit spread, and illiquidity by sector and maturity.

Note 7 – Goodwill

The following table sets forth changes in the carrying of goodwill at March 31, 2010 and December 31, 2009:

Balance as of December 31, 2009 (in thousands)	$2,559
Fair value adjustments	-
Balance as of March 31, 2010	$2,559

Note 8 – Convertible Debts

The carrying value of convertible debts outstanding at March 31, 2010 and December 31, 2009, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	March 31, 2010	December 31, 2009
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Total				$26,104	$26,104

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes

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

The provision for income taxes for the periods ended March 31, 2010 and 2009 are summarized as follows:

Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands)

Current income tax - US and foreign	$-	$-
Deferred income tax - US and foreign	-	-
Income tax expense	$-	$-

The Company has deferred tax assets (liabilities) at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Net operating loss carryforwards	$5,439	$5,353
Valuation allowance	(5,439)	(5,353)
	$-	$-

Note 10 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a changes in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)

Net loss	$(554)	$(1,921)

Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(336)	838
Total comprehensive loss	$(890)	$(1,083)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$(554)	$(642)
Net loss from discontinued operations	-	(1,279)

Denominator:
Basic and diluted weighted average shares outstanding	95,300	83,424

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.01)

Basic and diluted loss per share – discontinued operations	$-	$(0.02)

Note 12 - Capital

The Company had no significant capital transactions for the three months ended March 31, 2010.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Stock Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	March 31, 2010	December 31, 2009
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

In 1999, the Board of Directors of Cintel Korea adopted a stock option plan to allow employees to purchase ordinary shares of the Cintel Korea.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended March 31, 2010 and 2009 and no option is outstanding at March 31, 2010.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 13 – Commitments

Operating Lease Obligations

The Company is committed to a lease obligation for its office expiring in June, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are $7,189 for the year ended December 31, 2010.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

The closing of the transactions contemplated by the Agreement occurred on December 31, 2009.  Upon the closing of the transaction, the Company had no remaining active operations.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

In the last three years, we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. CinTel now has holdings that directly manufacture semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provide a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design.

Until December 31, 2009, the Company’s operations were conducted through its subsidiaries, Phoenix Digital Tech (“PDT”), Phoenix Semiconductor Telecommunication Suzhou (“PSTS”), and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries, the company has no current operations. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.

Results of Operations

Three months period ended March 31, 2010 compared to the three months ended March 31, 2009.

Three months period ended March 31, 2010 compared to the three months ended March 31, 2009.
(in thousands, USD)

	3/31/2010	(Restated) 3/31/2009
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	274	176
Operating loss	(274)	(176)
Discontinued operation loss	-	(1,279)
Net loss	(554)	(1,921)

The company generated no revenues for the three months ended March 31, 2010 and 2009, as the result of disposal of operating subsidiaries during the fourth quarter of 2009.

Total operating expenses for the three months ended March 31, 2010 and 2009 totaled approximately $274,000 and $176,000, respectively, resulting in an increase of $98,000 or 55.7%.

For the three months ended March 31, 2010 and 2009, the company had operating loss of $274,000 and $176,000, respectively. Loss from discontinued operations totaled approximately $1.28 million for the three months ended March 31, 2009.  The net loss for the three months ended March 31, 2010 and 2009 totaled $554,000 and $1.92 million, respectively.

In summary, we incurred net loss for the current quarter ending March 31, 2010 and management anticipates that the company’s operating results will remain in the similar trend for the next quarters until the company engages in more viable business.

Liquidity and Capital Resources

As of March 31, 2010 our cash balance without restriction was about $135,000 compared to $320,000 at December 31, 2009. Total current assets at March 31, 2010 were $575,000 compared to $839,000 at December 31, 2009. We currently plan to use the cash balance for ordinary business operations.

For the three months ended March 31, 2010, net cash used in operating activities was $231,000, compared to $225,000 for the three months ended March 31, 2009.  No material fluctuation was noted and the net cash used in operating activities was mainly attributed to continued operating loss.

For the three months ended March 31, 2010, net cash provided by investing activities was $39,000, compared to net cash used of $847,000 for the three months ended March 31, 2009.  The decrease in cash used in investing activities can be largely attributed to proceeds received from loan receivables and no additional investments.

For the three months ended March 31, 2010, no cash transactions occurred in financing activities, compared to net cash used of $2.5 million for the three months ended March 31, 2009.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At March 31, 2010 and December 31, 2009, such restricted cash aggregated $35,000$1,242,582.

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

Recent Accounting pronouncements

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009.  The adoption of this guidance will not have material impact to the net result of operations of financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

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

CinTel Corp.

Date: May 21, 2010	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: May 21, 2010	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)