Form 10-K/A
period 2008-12-31
CINTEL CORP
filed 2010-06-17
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

EXPLANATORY NOTE:

This amended annual report on Form 10-K/A ("Form 10-K/A ") is being filed to amend our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Original Form 10-K"), which was originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2009. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-K/A is being filed to address comments of the staff of the Securities and Exchange Commission to the financial statements of the Company for the fiscal year ended December 31, 2008.

We have not updated the information contained herein for events occurring subsequent to April 15, 2009, the filing date of the Original Form 10-K.

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

CinTel Corp.

Date: June 17, 2010	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 17, 2010	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Dave Kyung Hen	President, Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2010
Dave Kyung Hen

/s/ Joo Chan Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2010
Joo Chan Lee

/s/ Jung Ho Kim	Director	June 17, 2010
Jung Ho Kim

/s/ Gye Heun Kwak	Director	June 17, 2010
Gye Heun Kwak

/s/ Kwang Hee Lee	Director	June 17, 2010
Kwang Hee Lee

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

As described in Note 21 to the consolidated financial statements, the Company changed its policy of revenue recognition from shipping point to the delivery and acceptance by customers.  The effects of this change are disclosed in Note 21 to the financial statements.
In our opinion, except for the effects of the matter discussed in the preceding paragraph, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)
Revenues:
Finished goods	$173,885	$202,124
Merchandise	3,454	2,748
Services	5,159	7,345
	182,498	212,217
Cost of revenue:
Finished goods	168,651	189,440
Merchandise	4,330	2,642
Services	2,966	4,318
	175,947	196,400

Gross profits	6,551	15,817

Operating expenses:
General and administrative expenses	15,959	23,520
Depreciation and amortization	914	1,225
Goodwill impairment loss	4,049	-
	20,922	24,745

Loss from operations	(14,371)	(8,928)

Other income (expenses):
Interest income	3,861	1,950
Other income	3,968	342
Net loss from sale of assets	(262)	(531)
Interest expenses	(9,650)	(4,420)
Impairment loss on investment	-	(5,074)
Share of earning (loss) from equity investment	596	(2,695)
Unrealized holding loss on marketable securities	(122)	-
Foreign currency transaction, net loss	(8,437)	(83)
	(10,046)	(10,511)

Loss before income taxes and non-controlling interest	(24,417)	(19,439)

Income tax expense (benefit)	958	(1,383)
Non-controlling interest in loss of consolidated subsidiaries	(9,786)	(7,797)
	(8,828)	(9,180)

Net loss	(15,589)	(10,259)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)

Cash flows from operating activities:
Net loss	$(15,589)	$(10,259)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,595	924
Amortization of intangible assets	202	301
Non-controlling interest’s share of loss	(8,528)	(7,797)
Severance benefit	2,837	2,069
Common stocks issued for consulting services and employee remuneration	-	1,084
Bad debt expense	1,750	582
Impairment of goodwill	4,049
Impairment of long-lived assets	410	1,577
Share of (gain) loss from equity investment	(1,853)	2,695
Interest (income) expense	526	(199)
Net loss on sale of investment	298	815
Net loss on sale of property	262	531
Foreign currency transaction, net loss	8,436	158
Other miscellaneous loss	427	422
(Increase) decrease in assets:
Accounts receivable	(7,145)	7,990
Inventory	5,957	5,880
Prepaid expenses and other assets	(8,403)	(2,348)
Security deposits	(1,989)	(2,834)
Increase (decrease) in liabilities:
Accounts payable	(12,084)	7,856
Deferred revenue	2,103	4,421
Accrued liabilities	3,936	(345)
Accrued severance benefits	(2,630)	(2,154)
Other current liabilities	(8)	(186)

Cash provided by (used in) operating activities	(22,441)	11,183

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007

	2008	Adjusted (Note 20) 2007
	(In thousands, except share and per share amounts)

Cash flows from investing activities:
Acquisition of investments in securities	(67,055)	(169,482)
Proceeds from sale of investment in securities	62,316	59,961
Acquisition of property and equipment	(28,471)	(26,883)
Proceeds from disposal of property and equipment	2,347	3,403
Payments on loan receivable	(33,803)	(13,405)
Proceeds from loan receivable	20,013	5,211
Acquisition of intangible assets	(27)	(204)
Changes in non-controlling interest	4,452	39,724

Cash used in investing activities	(40,228)	(101,675)

Cash flows from financing activities:
Proceeds from convertible debentures	13,673	88,734
Common stocks issued	-	4,900
Proceeds from short and long-term notes	124,967	152,282
Principal payments of notes payable	(79,544)	(125,191)

Cash provided by financing activities	59,096	120,725

Net increase (decrease) in cash and cash equivalent	(3,573)	30,233

Effect of foreign currency translation	(7,025)	179

Cash and cash equivalent - beginning of year	34,749	4,337

Restricted cash	(649)	(4,802)

Cash and cash equivalent - end of year	$23,501,803	$29,947

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$9,432	$1,027
Income taxes	$958	$61

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

During 2008, the Company has operated in two major reportable segments – the semiconductor packaging segment and the manufacturing of automated assembly line segment.  For the semiconductor packaging segment, the Company provides manufacturing services for various semiconductors and related parts per specifications ordered by makers of various electronic devices.   For the automated assembly line segment, the Company manufactures and installs specific order automated assembly equipment or machinery that are principally used in LCD television manufacturing facility. The Company sells the assembly line principally to makers of LCD television.  The Company also generated revenue from call-center outsourcing services.

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

Revenue Recognition

The majority of the Company's product revenues are generated from two major reporting segments, the semiconductor packaging segment and the LCD automated assembly equipment manufacturing segment.  Generally,  the Company recognizes revenue upon shipment, delivery or upon acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.

For LCD automated assembly manufactured segment, the Company recognizes revenue upon the products are installed, tested and approved by the customers.

For semiconductor segment, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.  All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of revenues.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At December 31, 2008 and 2007, such restricted cash aggregated $0.6 million and $ 4.8 million, respectively.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Long-Term Investments:	December 31,
	2008	2007
	(In thousands)

Non-marketable securities	$16,296	$18,743
Equity method investments	12,998	18,627
Derivative and other investments	5,508	133

Total	$34,802	$37,503

Equity method investments

The Company held the following equity method investments at December 31, 2008 and 2007:

December 31, 2008	Ownership	Carrying Value
		(In thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028

		$12,998

December 31, 2007	Ownership	Carrying Value
		(In thousands)

Radion Tech	21.2%	$ 3,301
Phoenix Holding	25.5%	4,274
Phoenix Asset Investment	27.5%	11,052

		$ 18,627

The following summarizes the unaudited financial information of the investees for the investments accounted under equity method as of and for the year ended December 31, 2008:

December 31, 2008	D-network	Phoenix Holding	Phoenix Asset Investment
	(in thousands)
Financial Position:
Total current assets	$7,555	$14,747	$9,398
Total non-current assets	8,022	15,659	12,266

Total assets	$15,577	$30,406	$21,664

Total current liabilities	$8,378	$13,257	$2,388
Total non-current liabilities	1,709	14,078	94
	10,087	27,335	2,482
Total stockholders’ equity (deficit)	5,490	3,071	19,182

Total liabilities and stockholders’ equity (deficit)	$15,577	$30,406	$21,664

Result of Operations:
Sales	$27,298	$-	$4,779
Cost of goods sold	22,800	-	189
Gross profit	4,498	-	4,590

General and administrative expenses	1,838	93	4,459
Other income (expenses)	(848)	-	61

Net income (loss)	$1,812	$(93)	$192

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

Depreciation expenses for the years ended December 31, 2008 and 2007 were $4,595,000 and $924,000, respectively.

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

Note 12 – Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability instrument at carrying value which approximates the fair value.

The fair value of the Company’s debentures is measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.  For the debt measurements, where there are not rates currently observable in publicly traded debt markets of similar terms to companies with comparable credit, the Company uses market interest rates and adjusts that rate for all necessary risks, including its own credit risk.

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

The following table presents the convertible debentures that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Convertible debenture - A	$15,284	$15,284	$15,284	$15,284
Convertible debenture - B	64,920	64,920	64,920	64,920
Convertible debenture - C	10,820	10,820	10,820	10,820
Convertible debenture - D	13,024	13,024	13,075	13,075
Bond with warrants - UBP	7,761	7,761	-	-

Carrying amount	$111,809	$111,809	$104,099	$104,099

Convertible Debenture - A

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

The Company agreed to pledge as security all convertible bonds subscribed by the Company using the proceeds from the debenture. As of December 31, 2008, proceeds from the bonds aggregating $11.2 million were invested in a convertible debenture issued by STS, and these debentures have been pledged as security for this Convertible Debenture-B.

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

Note 15 – Segment Reporting

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

Summary of Operations by Segment

The following is a summary of operations by segment for the years ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Revenue:
Semiconductor	$70,364	$113,622
LCD assembly line	107,931	91,357
Other	4,203	7,238
Total	$182,498	$212,217

Income/(loss) from operations:
Semiconductor	$(4,213)	$2,349
LCD assembly line	(12,949)	(2,124)
Other	2,791	(9,153)
Total	$(14,431)	$(8,928)

For the years ended December 31, 2008 and 2007, call service operations and other general and administrative expenses that are not directly related to the major two segment operations are included in Other.

Note 16 – Related Party Transactions

The following summarizes significant transactions with affiliates of the Company for the years ended and as of December 31, 2008 and 2007:

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

There are no minimum purchase or sales commitments with these affiliated companies.

Note 17 – Appropriated Retained Earnings

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

Note 18 - Loss per Share

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

Note 19 - Commitments

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

PDT’s outstanding guaranty agreements were as follows as of December 31, 2008:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000
BKLCD	September 7, 2009	Loan	2,400,000
BKLCD	June 25, 2009	Loan	515,055
D-networks	March 27, 2009	Loan	515,055
Info Space	February 6, 2009	Stand-by L/C	2,700,000
Info Space	May 5, 2009	Stand-by L/C	2,000,000

Note 20 – Fair Value of Financial Instruments

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 21 - Cumulative Effect of Changes in Accounting Policy

During 2008, the Company's majority-owned subsidiary, PDT, changed its revenue recognition policy for the sale of LCD assembly machinery and equipment.  This change was necessary to accurately reflect the economic substance and terms of the sales contracts.  In 2007, PDT inadvertently recorded sales upon shipment of the ordered machinery which is equivalent to about 90% completion of the sales agreement but prior to the testing and acceptance process by the customer.  PDT determined that its revenue recognition at shipping point was premature and the sales agreement would not be fully completed until the products are installed and tested and an acceptance is released by the customer.  2007 financial statements have been adjusted retroactively to correct the error occurred related to revenue recognition policy.

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