Form 10-Q/A
period 2009-03-31
CINTEL CORP
filed 2010-06-17
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE:

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A ") is being filed to amend our quarterly  report on Form 10-Q for the quarter ended March 31, 2009 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 22, 2009. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-Q/A is being filed to address comments of the Reviewing Staff of the Securities and Exchange Commission  to the financial statements of the Company for the quarter ended March 31, 2009.

We have not updated the information contained herein for events occurring subsequent to May 22, 2009, the filing date of the Original Form 10-Q.

CINTEL CORP.

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	7

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2009 (Unaudited)	December 31, 2008 (1)
Current assets:
Cash and cash equivalents	$6,853	$23,502
Short-term investments	22,492	17,116
Accounts receivable, net	18,420	19,554
Inventories	13,989	12,968
Loans receivable - affiliates, current	17,744	15,957
Prepaid and other current assets	10,167	12,382
Total current assets	89,665	101,479
Property, plant and equipment, net	93,366	98,415
Restricted cash	351	649
Loans receivable - affiliates, net of current	57	81
Derivative instrument	5,250	5,508
Equity method investments	12,419	12,998
Long-term investments	19,578	16,296
Goodwill	17,459	18,449
Other intangible assets, net	1,215	1,365
Security deposits	4,044	6,569
Total assets	$243,404	$261,809
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,533	$20,998
Accrued liabilities	3,028	4,610
Deferred revenue	10,129	13,394
Notes payable, current	73,133	82,761
Other current liabilities	187	244
Total current liabilities	106,010	122,007
Accrued severance benefits	907	1,065
Notes payable, net of current portion	30,275	25,485
Convertible debts	110,359	111,809
Total liabilities	247,551	260,366
Commitments and contingencies (Note 18)
Stockholders' equity (deficit):
Cintel Corp stockholders’ deficit:
Common stock	98	98
Additional paid-in capital	6,611	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(10,187)	(8,295)
Accumulated deficit	(23,293)	(35,239)
Total Cintel Corp. stockholders’ deficit	(30,025)	(26,230)
Non-controlling interest	25,878	27,673
Total stockholders’ equity (deficit)	(4,147)	1,443
Total liabilities and stockholders' equity	$243,404	$261,809

(1) Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	Adjusted March 31, 2008

Net revenues	$26,817	$42,448
Cost of revenues	25,425	40,307
Gross profits	1,392	2,141

General and administrative expenses	3,086	4,149
Depreciation and amortization	174	286
Net (gain) loss from sale of assets	101	(37)
	3,361	4,398
Loss from operations	(1,969)	(2,257)

Other income (expenses):
Interest income	720	760
Other income (expenses)	(107)	139
Interest expenses	(2,007)	(1,872)
Share of loss from equity investment	(161)	(430)
Net gain from sale of marketable securities	832	-
Foreign currency transaction, net	452	(137)
	(271)	(1,540)
Loss before income taxes	(2,240)	(3,797)
Income tax expense	9	1

Net loss	(2,249)	(3,798)
Less: net loss attributable to the noncontrolling interest	(327)	(1,202)
Net loss attributable to Cintel Corp.	$(1,922)	$(2,596)

Loss per share – basic and diluted:
Net loss attributable to Cintel Corp. common stockholders	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	83,424	97,825

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2009	Adjusted March 31, 2008

Cash flows from operating activities:
Net loss	$(1,922)	$(2,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,134	1,307
Amortization of intangible assets	77	56
Non-controlling interest’s share of loss	(327)	(1,202)
Common stock provided for professional services	10	-
Bad debt expense	1,089	-
Severance benefit	259	-
Impairment of long-lived assets	260	-
Share of loss from equity investment	161	430
Unrealized loss on investment	4	-
Net loss (gain) on sale of property	101	(37)
Net gain on sale of investment	(191)	-
Interest expense	673	-
Other miscellaneous loss	656	-
(Increase) decrease in assets:
Accounts receivable	(1,452)	(20,290)
Inventory	(1,913)	(4,751)
Prepaid expenses and other assets	(1,861)	(7,786)
Security deposits	-	156
Increase (decrease) in liabilities:
Accounts payable	2,979	3,173
Deferred revenue	(2,082)	5,192
Accrued liabilities	(3,682)	5,676
Accrued severance benefits	(320)	772
Other current liabilities	(418)	2
Cash used in operating activities	(6,765)	(19,898)

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2009	Adjusted March 31, 2008

Cash flows from investing activities:
Acquisition of investments in securities	(11,071)	-
Proceeds from sale of investment in securities	5,321	9,555
Acquisition of property and equipment	(2,720)	(14,308)
Proceeds from disposal of property and equipment	440	-
Payments on loan receivable	(5,063)	(13,212)
Proceeds from loan receivable	1,824	-
Acquisition of intangible assets	(5)	72
Changes in non-controlling interest	-	2,857
Cash used in investing activities	(11,274)	(15,036)

Cash flows from financing activities:
Proceeds from convertible debts	-	8,437
Principal payments of convertible debts	(4,237)	-
Acquisition of treasury stocks	(2)	-
Proceeds from short and long-term notes	13,767	26,059
Principal payments of notes payable	(6,173)	(879)
Cash provided by financing activities	3,355	33,617

Net decrease in cash and cash equivalent	(14,684)	(1,317)
Effect of foreign currency translation	(1,614)	(600)
Cash and cash equivalent - beginning of period	23,502	29,946
Restricted cash	351	(4,811)

Cash and cash equivalent - end of period	$6,853	$32,840

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$2,107	$1,466
Cash paid for income taxes	$140	$330

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

These unaudited condensed consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned or majority-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest represents the minority stockholders' proportionate share of the net assets and the results of operations of subsidiaries in Korea and China.

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

Recent Accounting pronouncements

In December 2007, the Financial Accounting Standard Board issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 had no material impact on the Company’s financial condition and results of operations.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restructuring

In January 2009, the Company’s majority owned subsidiary, PDT's board of directors approved a corporate readjustment of its equity accounts in the form of Quasi-Reorganization in which the Company's accumulated deficits of $13.9 million was charged to paid-in capital. PDT accounted this quasi-reorganization by establishing new retained earnings account subsequent to the readjustment in January 2009.

Pursuant to mandated restructuring rules of the local government, PDT has been under a debt restructuring workout  with its major creditors since April 2009.  As of the current period ending, several creditors have agreed and lowered interest rate on notes and the workout is expected to finalize before end of 2009.

Note 3 – Balance Sheet Details

Inventories

Inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,209	$4,015
Work-in-process	6,830	5,813
Finished goods	3,950	3,140
Total	$13,989	$12,968

Loans Receivable - Affiliates

Loans receivable from affiliates consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Loan receivable at 7% interest, matured in January 2009.	$-	$172
Loan receivable at 8% interest, matures in September 2009.	10,122	11,093
Loan receivable at 8% interest, matured in June 2009.	3,254	3,566
Loans receivable at 8.5% to 12% interest, matures in 2009 and 2010.	4,338	1,109
Other loans receivable	87	98
	17,801	16,038
Less: current portion	17,744	15,957
Loan receivable, net of current	$57	$81

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$368	$255
Advance payments to vendors	6,884	5,534
Deposits made for investments	-	3,803
Other current assets	2,915	2,790
Total	$10,167	$12,382

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Land	$17,619	$19,749
Buildings and improvements	40,537	43,663
Machinery and equipment	30,603	30,981
Furniture and fixtures	7,975	8,531
Vehicles	410	481
Software	40	40
Small tools	502	518
	97,686	103,963
Less: accumulated depreciation	(20,286)	(20,022)
	77,400	83,941
Assets held for sale	4,767	5,224
Construction-in-progress	11,199	9,250
Property and equipment, net	$93,366	$98,415

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $1.13 million and 1.31 million, respectively.

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at March 31, 2009 and December 31, 2008 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
March 31, 2009
Available-for-sale:
Time deposits and commercial papers	$8,003	$-	$-	$8,003
Equity securities - marketable	3,954	231	(165)	4,020
Equity securities - nonmarketable	19,578	-	-	19,578
	31,535	231	(165)	31,601
Held-to-maturity: Corporate debt securities	10,469			10,469
	$42,004	$231	$(165)	$42,070

Included in short-term investments				$22,492
Included in long-term investments				19,578
				$42,070

December 31, 2008
Available-for-sale:
Time deposits and commercial papers	$1,419	$-	$-	$1,419
Equity securities - marketable	4,333	97	(207)	4,223
Equity securities - nonmarketable	16,296	-	-	16,296
	22,048	97	(207)	21,938
Held-to-maturity: Corporate debt securities	11,474			11,474
	$33,522	$97	$(207)	$33,412

Included in short-term investments				$17,116
Included in long-term investments				16,296
				$33,412

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Corporate debt securities:  The investments in corporate debt securities consisted of corporate bonds with maturities of less than one year and are recorded at net of amortized cost.

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

Investments accounted for under the equity method consist of as follows at March 31, 2009 and December 31, 2008:

March 31, 2009	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,715
Phoenix Holding	25.5%	3,535
Phoenix Asset Investment	27.4%	7,169
		$12,419

December 31, 2008	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028
		$12,998

The Company’s share of losses from the equity method investment for the three months ended March 31, 2009 and 2008 were $161,000 and $430,000, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Derivative Instruments

The Company has foreign subsidiaries that operate and sell the Company’s products primarily in Chinese and Korean markets.  As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes forward contracts to manage its exposure associated with net asset and liability positions denominated in non-functional currencies and to reduce the volatility of earnings and cash flows related to forecasted foreign currency transactions.  The Company does not speculate using derivative instruments.

The Company enters into forward contracts that are designated as foreign currency cash flows hedges of selected forecasted payments denominated in currencies other than the local currency.  These forward contracts have maturities of less than 12 months.  Changes in the fair value of the forward contracts attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in gain or loss from foreign currency transactions.  The effective portion of the forward contracts’ gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings.  The ineffective portion, if any, of the gain or loss is reported in earnings immediately.

The balance sheet classification and the fair value of foreign currency swap is as follows:
	March 31, 2009	December 31, 2008
	(In thousands)
Derivative asset designated as cash flow hedges:
Foreign currency swap	$5,250	$5,508

Note 7 – Fair Value Measurements

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

		Fair value measurements at reporting date using
	March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$8,003	$8,003	$-	$-
Marketable equity securities	3,954	-	3,954	-
Nonmarketable equity securities	19,578	-	-	19,578
Derivative assets, net	5,250	-	5,250	-
Total financial assets	$36,785	$8,003	$9,204	$19,578

Convertible debts	$110,359	$-	$110,359	$-

		Fair value measurements at reporting date using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$1,419	$1,419	$-	$-
Marketable equity securities	4,223	-	4,223	-
Nonmarketable equity securities	16,296	-	-	16,296
Derivative assets, net	5,508	-	5,508	-
Total financial assets	$27,446	$1,419	$9,731	$16,296

Convertible debts	$111,809	$-	$111,809	$-

The fair values of the financial instruments shown in the above table as of March 31, 2009 and December 31, 2008 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Time deposit and commercial paper: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible debt: The fair value of the Company’s convertible debt is measured using quoted offer-side prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other convertible debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers as well as other banks that regularly compete to provide financing to the Company.

Note 8 – Goodwill and Other Intangible Assets

The following table sets forth changes in the carrying of goodwill at March 31, 2009 and December 31, 2008:

Balance as of December 31, 2008	$18,449
Fair value adjustments	(990)
Balance as of March 31, 2009	$17,459

Other intangible assets consist of the following at March 31, 2009 and December 31, 2008:

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

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the three months ended March 31, 2009 was $34,991.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Notes Payable

Notes payable consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)

Note payable at 4.66% interest, matured in January 2009.	$-	$910
Note payable at 7.3% interest, matures in July 2009.	5,122	5,130
Note payable with LIBOR plus 3.5% interest, matured in January 2009.	-	691
Note payable at LIBOR plus 2%, matured in February 2009.	-	984
Note payable at LIBOR plus 2.2%, matures in June 2009.	350	-
Notes payable at 7.5% to 8.98% interest, mature in 2009.	1,763	1,932
Notes payable at 6.23% to 7.53% interest, mature in November 2009 and June 2010	4,338	4,754
Notes payable at 7.5% to 8.98% interest, mature in 2009.	9,011	9,876
Notes payable at 6.23% to 7.53% interest, mature in November 2009 and June 2010	3,615	4,754
Note payable at 6.44% interest, matures in July 2009.	7,546	8,271
Note payable at 5.45% to 5.56% interest, mature in January and July 2010.	15,779	17,293
Note payable bearing no interest, matures in December 2011.	461	506
Note payable at 6.89% to 7.90% interest, mature in March 2010.	8,991	9,846
Notes payable at 7.93% interest, matures in October 2009.	6,348	6,968
Notes payable at 6.64% to 7.11% interest, matures in February and March 2010.	3,977	4,358
Notes payable at 5.5% to 5.79% interest, matures in July and September 2009.	2,531	2,773
Notes payable at 4.83% to 6.33% interest, mature in October 2009.	7,230	7,924
Notes payable at 6.45% interest, mature in July 2009.	2,169	2,377
Note payable at 5.52% interest, matures in August 2009.	2,169	2,377
Notes payable at 5.00% to 5.91% interest, matured in April and May 2009.	2,403	2,594
Note payable at 5.38% interest, matured in January 2009.	-	13
Notes payable at 4.04% interest, matures in March 2015.	1,085	1,189
Notes payable at 4.7% interest, matures in December 2009 and May 2010	2,892	3,170
Notes payable at 4.54 % interest, matures in June 2011.	1,885	2,295
Notes payable at 3 month CD plus 2.15% interest, matured in April 2009	-	4,754
Various notes payable to local government, bearing no interest. The loan is unsecured.	7	7
Note payable with no interest bearing, matured in January 2009.	-	2,500
Notes payable at 5.33% interest, matures in March 2010.	4,337	-
Notes payable to Industrial Bank of Korea, and matures in March 2010	2,169
Notes payable to Industrial Bank of Korea, and matures in February 2017	7,230	-
	103,408	108,246
Less: current portion	73,133	82,761
Long-term debt	$30,275	$25,485

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)

2009	$53,658
2010	39,926
2011	1,508
2012	273
2013 and thereafter	8,043
Total	$103,408

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Convertible Debts

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability instrument at carrying value which approximate the fair value.

The carrying value of convertible debts outstanding at March 31, 2009 and December 31, 2008, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	March 31, 2009	December 31, 2008
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - B	2012	2.30%	$0.70	64,920	64,920
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Convertible debenture - D (Issued by subsidiary, PDT)	2010-2012	0%-2.4%	$80.15 - $96.17 of PDT	12,129	13,024
Bond with warrants (Issued by a subsidiary of PDT)	2011	0%	$2.85 of UBP	7,206	7,761
Total				$110,359	$111,809

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the period ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	9	1
	9	1
Deferred income tax benefit:	-	-
Income tax expense	$9	$1

The Company has deferred tax assets (liabilities) at March 31, 2009 and December 31, 2008 as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Net operating loss carryforwards	$7,798	$5,877
Valuation allowance	(7,798)	(5,877)
	$-	$-

Note 13 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a changes in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net loss	$(2,249)	$(3,798)
Comprehensive income (loss), net of tax:
Unrealized gain on investment securities	175	32
Foreign currency translation adjustments	(3,533)	(600)
	(3,358)	(568)
Total comprehensive loss	(5,607)	(4,366)
Comprehensive income (loss) attributable to the noncontrolling interest	(1,466)	(452)
Comprehensive loss attributable to Cintel Corp.	$(4,141)	$(3,914)

Note 17 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the period ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(1,922)	$(2,596)
Denominator:
Basic and diluted weighted average shares outstanding	83,424	97,825
Basic and diluted loss per share	$(0.02)	$(0.03)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Capital

The Company's capital transactions for the periods ended March 31, 2009 are as follows:

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the period ended March 31, 2009 and no option is outstanding at March 31, 2009.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 16 – Segment Information

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

Summary of Operations by Segment

The following is a summary of operations by segment for the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
	(In thousands)
Revenue:
Semiconductor	$11,638	$20,065
LCD assembly line	15,166	20,692
Other	13	1,691
Total	$26,817	$42,448

Loss from operations:
Semiconductor	$(616)	$(239)
LCD assembly line	(549)	(1,055)
Other	(804)	(963)
Total	$(1,969)	$(2,257)

For the period ended March 31, 2009 and 2008, call service operations and other general and administrative expenses that are not directly related to the major two segment operations are included in Other.

Significant Customers

The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenue for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
Consolidated:
Number of significant customers	1	1
Revenue amount (in thousands)	$10,122	$10,346
Percentage of consolidated revenues	38%	24%

Note 17 – Related Party Transactions

The following summarizes significant transactions with affiliates for:

As of:	March 31, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$966	$704
Accounts receivable from BKLCD (fka We-Tech)	-	125

Three months ended	March 31, 2009	March 31, 2008
	(in thousands)

Sales to STS	$10,126	$18,566
Sales to BKLCD (fka We-Tech)	4	324
Purchase from STS	8,368	16,892

STS is a 49% owning non-controlling shareholder of PSTS and sells semiconductor wafers and other parts to PSTS.  STS also purchases finished semiconductor products from PSTS.  BKLCD is a subsidiary of STS and purchases semiconductor products from PSTS.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties on an arm’s-length basis.  The sale and purchase transactions among the listed companies are consummated on terms equivalent to those of unrelated parties.  There were no minimum purchase or sales commitments with these affiliated companies.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Commitments and Contingencies

(a)
The Company leases its premises under a non-cancellable lease agreement which will expire in August 2009.  Future minimum annual payments (exclusive of taxes and insurance) under the lease are $9,189 for the period ended August 31, 2009.  Rent expenses paid during the period ended March 31, 2009 and 2008 were $11,439 and $23,699, respectively.

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

PDT’s outstanding guaranty agreements were as follows at March 31, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000
BKLCD	September 7, 2009	Loan	$ 2,400,000
BKLCD	June 25, 2009	Loan	$ 515,055
Info Space	February 6, 2009	Stand-by L/C	$ 2,700,000
Info Space	May 5, 2009	Stand-by L/C	$ 2,000,000

Note 19 - Cumulative Effect of Changes in Accounting Policy
During 2008, the Company's majority-owned subsidiary, PDT, changed its accounting policy for revenue recognition on the sales of certain manufactured products (machinery and equipment).  This policy change was necessary as it related to an amendment of terms in sales with the major customers.  In the new policy, the point in revenue recognition time has been moved to a later point in time.  Previously, revenue was recognized upon shipment of products; the new policy does not recognize revenue until the products are installed and tested and an acceptance is released by the customer.  The Company considers that the new policy better conforms to the terms of sales.  Prior year financial statements have been adjusted to reflect the change in revenue recognition timing retroactively to facilitate the comparability with the financial statements as of March 31, 2009 and for the period then ended.

The effect of the changes for the three months ended March 31, 2008, as it was retroactively applied, is as follows:

	Under new Method	Under old Method	Effect of Change
	(in thousands)
Statement of operation:
Sales	$42,448	$52,647	$(10,199)
Cost of sales	40,307	50,506	(10,199)
Net loss	(3,798)	(3,796)	-

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