Form 10-Q/A
period 2009-06-30
CINTEL CORP
filed 2010-06-17
CIK 1191334

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

EXPLANATORY NOTE:

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A ") is being filed to amend our quarterly  report on Form 10-Q for the quarter ended June 30, 2009 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 20, 2009. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-Q/A is being filed to address comments of the Reviewing Staff of the Securities and Exchange Commission  to the financial statements of the Company for the quarter ended June 30, 2009.
We have not updated the information contained herein for events occurring subsequent to August 20, 2009, the filing date of the Original Form 10-Q.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008 (1)
Current assets:
Cash and cash equivalents	$8,239	$23,502
Short-term investments	19,006	17,116
Accounts receivable, net	17,394	19,554
Inventories	14,168	12,968
Loans receivable - affiliates, current	18,850	15,957
Prepaid and other current assets	18,351	12,382
Total current assets	96,008	101,479
Property, plant and equipment, net	96,411	98,415
Restricted cash	8,663	649
Loans receivable - affiliates, net of current	46	81
Derivative instrument	5,507	5,508
Equity method investments	13,089	12,998
Long-term investments	17,682	16,296
Goodwill	18,280	18,449
Other intangible assets, net	1,214	1,365
Security deposits	3,977	6,569
Total assets	$260,877	$261,809
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,899	$20,998
Accrued liabilities	4,564	4,610
Deferred revenue	9,620	13,394
Notes payable, current	88,550	82,761
Other current liabilities	459	244
Total current liabilities	132,092	122,007
Accrued severance benefits	943	1,065
Notes payable, net of current portion	21,124	25,485
Convertible debts	112,910	111,809
Total liabilities	267,069	260,366
Commitments and contingencies (Note 18)
Stockholders' equity (deficit):
Cintel Corp stockholders’ deficit:
Common stock	98	98
Additional paid-in capital	7,001	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(8,120)	(8,295)
Accumulated deficit	(29,061)	(35,239)
Total Cintel Corp. stockholders’ deficit	(33,336)	(26,230)
Non-controlling interest	27,144	27,673
Total stockholders’ equity (deficit)	(6,192)	1,443
Total liabilities and stockholders' equity	$260,877	$261,809

(1) Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30, 2009	(Adjusted) Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	(Adjusted) Six Months Ended June 30, 2008

Net revenues	$41,377	$37,403	$68,194	$79,851
Cost of revenues	40,412	33,100	65,837	73,407
Gross profit	965	4,303	2,357	6,444

General and administrative expenses	2,705	4,117	5,791	8,266
Depreciation and amortization	232	182	406	468
Net (gain) loss from sale of assets	17	22	118	(15)
	2,954	4,321	6,315	8,719
Loss from operations	(1,989)	(18)	(3,958)	(2,275)

Other income (expenses):
Interest income	1,203	1,098	1,923	1,858
Other income (expenses)	64	(522)	(43)	(383)
Interest expenses	(2,756)	(2,273)	(4,763)	(4,145)
Share of loss from equity investment	(998)	(90)	(1,159)	(520)
Net gain (loss) from sale of investment	(18)	65	814	65
Foreign currency transaction, net	(2,817)	112	(2,365)	(25)
	(5,322)	(1,610)	(5,593)	(3,150)
Loss before income taxes	(7,311)	(1,628)	(9,551)	(5,425)
Income tax expense (benefit)	(174)	111	(165)	112

Net loss	(7,137)	(1,739)	(9,386)	(5,537)
Less: net income (loss) attributable to the noncontrolling interest	(1,370)	82	(1,697)	(1,120)
Net loss attributable to Cintel Corp.	$(5,767)	$(1,821)	$(7,689)	$(4,417)

Loss per share – basic and diluted:
Net loss attributable to Cintel Corp. common stockholders	$(0.06)	$(0.02)	$(0.08)	$(0.04)

Weighted average shares outstanding - basic and diluted	95,314	97,825	95,314	97,825

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2009	Adjusted June 30, 2008

Cash flows from operating activities:
Net loss	$(7,689)	$(4,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,922	2,509
Amortization of intangible assets	195	-
Non-controlling interest’s share of loss	(2,018)	(1,121)
Common stock provided for professional services	10	-
Bad debt expense	1,128	216
Severance benefit	645	-
Impairment of long-lived assets	606	-
Share of loss from equity investment	172	553
Unrealized loss on investment	1,159	-
Net loss (gain) on sale of property	118	(16)
Net gain on sale of investment	(876)	-
Interest expense	213	-
Foreign currency transaction	186	-
Other miscellaneous loss	571	-
(Increase) decrease in assets:
Accounts receivable	840	(15,258)
Inventory	(1,904)	(2,590)
Prepaid expenses and other assets	(16,754)	705
Security deposits	-	(556)
Increase (decrease) in liabilities:
Accounts payable	7,628	1,336
Deferred revenue	(3,668)	940
Accrued liabilities	824	2,875
Accrued severance benefits	(8,234)	513
Other current liabilities	384	-
Cash used in operating activities	(22,542)	(14,311)

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2009	Adjusted June 30, 2008

Cash flows from investing activities:
Acquisition of investments in securities	(14,661)	-
Proceeds from sale of investment in securities	14,139	706
Acquisition of property and equipment	(4,150)	(15,754)
Proceeds from disposal of property and equipment	1,638	-
Payments on loan receivable	(6,391)	(24,850)
Proceeds from loan receivable	5,610	-
Acquisition of intangible assets	(9)	1,781
Changes in non-controlling interest	-	2,473
Cash used in investing activities	(3,824)	(35,644)

Cash flows from financing activities:
Proceeds from convertible debenture	1,487	17,588
Principal payments of debentures	(12,267)	-
Proceeds from stock warrants	7,435	-
Proceeds from short and long-term notes	15,040	37,744
Principal payments of notes payable	(8,636)	(14,465)
Cash provided by financing activities	3,059	40,867

Net decrease in cash and cash equivalent	(23,307)	(9,088)
Effect of foreign currency translation	(619)	(4,700)
Cash and cash equivalent - beginning of period	23,502	29,946
Restricted cash	8,663	4,810

Cash and cash equivalent - end of period	$8,239	$20,968

Supplemental disclosure of cash flows information:
Cash paid for interest	$5,347	$3,175
Cash paid for income taxes	$259	$111

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 115-2 and 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP had no material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosures of fair value for any financial instruments not currently reflected on the balance sheet at fair value for all interim periods. The adoption of this FSP had no material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”), “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  FAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of this FSP had no material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  FAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FAS 168 will not have any impact on the Company’s results of operations or financial position.

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

Note 3 – Balance Sheet Details

Inventories

Inventories consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,851	$4,015
Work-in-process	6,533	5,813
Finished goods	3,784	3,140
Total inventories	$14,168	$12,968

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable - Affiliates

Loans receivable from affiliates consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Loan receivable at 7% interest, matured in January 2009.	$-	$172
Loan receivable at 8% interest, matures in September 2009.	11,057	11,093
Loan receivable at 8% interest, matured in June 2009.	-	3,566
Loans receivable at 8.5% to 12% interest, matures in 2009 and 2010.	4,705	1,109
Loan receivable at 8% interest, matures in 2010.	3,056	-
Other loans receivable	78	98
	18,896	16,038
Less: current portion	18,850	15,957
Loan receivable, net of current	$46	$81

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$4,651	$255
Advance payments to vendors	16	5,534
Deposits made for investments	-	3,803
Other current assets	13,684	2,790
Total	$18,351	$12,382

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Land	$19,109	$19,749
Buildings and improvements	51,939	43,663
Machinery and equipment	30,908	30,981
Furniture and fixtures	9,993	8,531
Vehicles	431	481
Software	40	40
Small tools	363	518
	112,783	103,963
Less: accumulated depreciation	(22,815)	(20,022)
	89,968	83,941
Assets held for sale	5,170	5,224
Construction-in-progress	1,273	9,250
Property and equipment, net	$96,411	$98,415

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $3.9 million and $2.5 million, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at June 30, 2009 and December 31, 2008 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
June 30, 2009
Available-for-sale:
Time deposits and commercial papers	$8,828	$-	$-	$8,828
Equity securities - marketable	4,232	388	(88)	4,532
Equity securities - nonmarketable	17,682	-	-	17,682
	30,742	388	(88)	31,042
Held-to-maturity: Corporate debt securities	5,646			5,646
	$36,388	$388	$(88)	$36,688

Included in short-term investments				$19,006
Included in long-term investments				17,682
				$36,688

December 31, 2008
Available-for-sale:
Time deposits and commercial papers	$1,419	$-	$-	$1,419
Equity securities - marketable	4,333	97	(207)	4,223
Equity securities - nonmarketable	16,296	-	-	16,296
	22,048	97	(207)	21,938
Held-to-maturity: Corporate debt securities	11,474			11,474
	$33,522	$97	$(207)	$33,412

Included in short-term investments				$17,116
Included in long-term investments				16,296
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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Equity Method Investments

The Company accounts investment under equity method when the it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at June 30, 2009 and December 31, 2008:

June 30, 2009	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,153
Phoenix Holding	25.5%	3,828
Phoenix Asset Investment	27.4%	7,518
Dream Energy and others	21.9%	590
		$13,089

December 31, 2008	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028
		$12,998

The Company’s share of losses from the equity method investment for the six months ended June 30, 2009 and 2008 were $1.16 million and $520,000, respectively.

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

The balance sheet classification and the fair value of foreign currency swap is as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Derivative asset designated as cash flow hedges:
Foreign currency swap	$5,507	$5,508

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

		Fair value measurements at reporting date using
	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$8,828	$8,828	$-	$-
Marketable equity securities	4,532	-	4,532	-
Nonmarketable equity securities	17,682	-	-	17,682
Derivative assets, net	5,507	-	5,507	-
Total financial assets	$36,549	$8,828	$10,039	$17,682

Convertible debts	$112,910	$-	$112,910	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair value measurements at reporting date using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$1,419	$1,419	$-	$-
Marketable equity securities	4,223	-	4,223	-
Nonmarketable equity securities	16,296	-	-	16,296
Derivative assets, net	5,508	-	5,508	-
Total financial assets	$27,446	$1,419	$9,731	$16,296

Convertible debts	$111,809	$-	$111,809	$-

The fair values of the financial instruments shown in the above table as of June 30, 2009 and December 31, 2008 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Goodwill and Other Intangible Assets

The following table sets forth changes in the carrying of goodwill at June 30, 2009 and December 31, 2008:

Balance as of December 31, 2008 (in thousands)	$18,449
Fair value adjustments	(169)
Balance as of June 30, 2009	$18,280

Other intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Land rights	$437	$437
Accumulated amortization	(51)	(47)
	386	390
Other intangible assets, net	828	975
Net carrying amount	$1,214	$1,365

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the six months ended June 30, 2009 was $82,034.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Notes Payable

Notes payable consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)

Note payable at 4.66% interest, matured in January 2009.	$-	$910
Note payable at 7.3% interest, matures in July 2009.	5,124	5,130
Note payable with LIBOR plus 3.5% interest, matured in January 2009.	-	691
Note payable at LIBOR plus 2%, matured in February 2009.	-	984
Notes payable at 7.5% to 8.98% interest, mature in 2009.	1,912	1,932
Notes payable at 6.23% to 7.53% interest, mature in November 2009 and June 2010	4,705	4,754
Notes payable at 6.45% to 8.36% interest, mature in July 2009 and January 2010.	9,773	9,876
Notes payable at 7.24% to 8.41% interest, mature in April and May 2010.	3,921	4,754
Note payable at 6.44% interest, matures in July 2009.	8,185	8,271
Note payable at 5.45% to 5.56% interest, mature in January and July 2010.	17,113	17,293
Note payable bearing no interest, matures in December 2011.	500	506
Note payable at 6.89% to 7.90% interest, mature in March 2010.	9,775	9,846
Notes payable at 7.93% interest, matures in October 2009.	7,459	6,968
Notes payable at 6.64% to 7.11% interest, matures in February and March 2010.	4,313	4,358
Notes payable at 5.5% to 5.79% interest, matures in July and September 2009.	2,745	2,773
Notes payable at 4.83% to 6.33% interest, mature in October 2009.	6,069	7,924
Notes payable at 6.45% interest, mature in July 2009.	2,353	2,377
Note payable at 5.52% interest, matures in August 2009.	2,353	2,377
Notes payable at 5.00% to 5.91% interest, matured in April and May 2009.	-	2,594
Note payable at 5.38% interest, matured in January 2009.	-	13
Notes payable at 4.04% interest, matures in March 2015.	1,176	1,189
Notes payable at 4.7% interest, matures in December 2009 and May 2010	3,137	3,170
Notes payable at 4.54 % interest, matures in June 2011.	1,817	2,295
Notes payable at 3 month CD plus 2.15% interest, matured in April 2009	-	4,754
Various notes payable to local government, bearing no interest. The loan is unsecured.	9	7
Note payable with no interest bearing, matured in January 2009.	-	2,500
Notes payable at 6.76% interest, matures in March 2010.	4,705	-
Notes payable at 5.76% interest, matures in March 2010	2,353	-
Notes payable matures in February 2017	7,841	-
Notes payable at 6.55% interest, matures in July 2009	2,336	-
	109,674	108,246
Less: current portion	88,550	82,761
Long-term debt	$21,124	$25,485

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)
2009	$55,458
2010	44,236
2011	955
2012	1,720
2013 and thereafter	7,305
Total	$109,674

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Convertible Debts

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company accounts for the convertible debentures as liability instrument at carrying value which approximate the fair value.

The carrying value of convertible debts outstanding at June 30, 2009 and December 31, 2008, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	June 30, 2009	December 31, 2008
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - B	2012	2.30%	$0.70	64,920	64,920
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Convertible debenture - D (Issued by subsidiary, PDT)	2010-2012	0%-2.4%	$80.15 - $96.17 of PDT	13,880	13,024
Bond with warrants (Issued by a subsidiary of PDT)	2011	0%	$2.85 of UBP	6,422	7,761
Convertible debenture – E (Issued by a subsidiary of PDT)	2012	2.00%	$2.12 of UBP	1,584	-
Total				$112,910	$111,809

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
Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The severance benefits for the six months ended June 30, 2009 and 2008, were $210,369 and $351,803, respectively.
Note 12 - Income Taxes

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

The provision for income taxes for the periods ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	-	1
	-	1
Deferred income tax benefit: Foreign taxes of subsidiaries	(165)	-
Income tax expense (benefits)	$(165)	$1

The Company has deferred tax assets (liabilities) at June 30, 2009 and December 31, 2008 as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Net operating loss carryforwards	$7,514	$5,877
Less: Valuation allowance	(7,514)	(5,877)
	$-	$-
Note 13 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a changes in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)

Net loss	$(7,137)	$(1,739)	$(9,386)	$(5,537)
Comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities	(700)	(62)	525	(30)
Foreign currency translation adjustments	3,868	(6,512)	(335)	(7,112)
	3,168	(6,574)	190	(7,142)
Total comprehensive loss	(3,969)	(8,313)	(9,196)	(12,679)
Comprehensive income (loss) attributable to the noncontrolling interest	1,451	(2,021)	15	(2,475)
Comprehensive loss attributable to Cintel Corp.	$(5,420)	$(6,292)	$(9,211)	$(10,204)

Note 14 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(5,767)	$(1,821)	$(7,689)	$(4,417)
Denominator:
Basic and diluted weighted average shares outstanding	95,314	97,825	95,314	97,825
Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.08)	$(0.04)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Capital

The Company's capital transactions for the six months ended June 30, 2009 are as follows:

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

June 30, 2009
Interest rate	6.5%
Expected volatility	70%
Expected life in years	5
Expected dividends	-

In 1999, the Board of Directors of Cintel Korea adopted a stock option plan to allow employees to purchase ordinary shares of the Cintel Korea.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended June 30, 2009 and no option is outstanding at June 30, 2009.

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

Summary of Operations by Segment

The following is a summary of operations by segment for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(In thousands)
Revenue:
Semiconductor	$31,417	$38,931
LCD assembly line	36,751	37,839
Other	26	3,081
Total	$68,194	$79,851

Income/(loss) from operations:
Semiconductor	$(3,185)	$(1,236)
LCD assembly line	(3,697)	(3,292)
Other	(807)	111
Total	$(7,689)	$(4,417)

For the periods ended June 30, 2009 and 2008, call service operations and other general and administrative expenses that are not directly related to the major two segment operations are included in Other.

Significant Customers

The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Consolidated:
Number of significant customers	1	1	1	1
Revenue amount (in thousands)	$15,618	$7,580	$25,740	$17,926
Percentage of consolidated revenues	38%	20%	38%	22%

Note 17 – Related Party Transactions

The following summarizes significant transactions with affiliates for:

As of:	June 30, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$1,280	$704
Accounts receivable from BKLCD (fka We-Tech)	4	125

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)

Sales to STS	$15,626	$18,244	$25,752	$36,810
Sales to BKLCD (fka We-Tech)	11	1,539	15	1,863
Purchase from STS	12,611	8,085	20,979	1,689

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Commitments and contingencies

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

PDT’s outstanding guaranty agreements were as follows at June 30, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000
BKLCD	September 7, 2009	Loan	$ 2,400,000
D-Networks	June 2010	Loan	$ 3,920,850

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

The effect of the changes for the period ended June 30, 2008, as it was retroactively applied, is as follows:

	Under new Method	Under old Method	Effect of Change
Statement of operation:	(in thousands)
For the three months ended June 30, 2008
Sales	$37,403	$16,960	$20,443
Cost of sales	33,100	12,657	20,443
Net loss	(1,821)	(1,821)	-

For the six months ended June 30, 2008
Sales	$79,852	$106,214	$26,362
Cost of sales	73,407	99,769	26,362
Net loss	(4,417)	(4,415)	(2)

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