Form 10-Q/A
period 2009-09-30
CINTEL CORP
filed 2010-06-17
CIK 1191334

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

EXPLANATORY NOTE:

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A ") is being filed to amend our quarterly  report on Form 10-Q for the quarter ended September 30, 2009 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 23, 2009. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This Form 10-Q/A is being filed to address comments of the Reviewing Staff of the Securities and Exchange Commission  to the financial statements of the Company for the quarter ended September 30, 2009.
We have not updated the information contained herein for events occurring subsequent to November 23, 2009, the filing date of the Original Form 10-Q.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008 (1)
Current assets:
Cash and cash equivalents	$3,349	$23,502
Short-term investments	23,149	17,116
Accounts receivable, net	15,674	19,554
Inventories	16,517	12,968
Loans receivable – affiliates, current	10,469	15,957
Prepaid and other current assets	6,308	12,382
Total current assets	75,466	101,479
Property, plant and equipment, net	99,937	98,415
Restricted cash	9,062	649
Loan receivable - affiliates, net of current	39	81
Derivative instrument	6,124	5,508
Equity method investments	27,437	12,998
Long-term investments	20,135	16,296
Goodwill	16,434	18,449
Other intangible assets, net	1,214	1,365
Security deposits	4,504	6,569
Total assets	$260,352	$261,809
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,328	$20,998
Accrued liabilities	5,020	4,610
Deferred revenue	4,606	13,394
Notes payable, current	100,322	82,761
Other current liabilities	38	244
Total current liabilities	130,314	122,007
Accrued severance benefits	1,234	1,065
Notes payable, net of current portion	17,246	25,485
Convertible debts	117,293	111,809
Total liabilities	266,087	260,366
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stocks	98	98
Additional paid-in capital	6,993	20,470
Treasury stock	(3,254)	(3,264)
Accumulated other comprehensive loss	(7,678)	(8,295)
Accumulated deficit	(29,723)	(35,239)
Total Cintel Corp. stockholders’ deficit	(33,564)	(26,230)
Non-controlling interest	27,829	27,673
Total stockholders’ equity (deficit)	(5,735)	1,443
Total liabilities and stockholders' equity	$260,352	$261,809

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In thousands, except per share amounts)

	Three Months Ended September 30, 2009	(Adjusted) Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	(Adjusted) Nine Months Ended September 30, 2008

Net revenues	$38,806	$58,865	$107,000	$138,716
Cost of revenue	37,988	57,905	103,825	131,312
Gross profits	818	960	3,175	7,404

General and administrative expenses	2,182	3,051	7,973	11,316
Depreciation and amortization	244	94	650	562
Net (gain) loss from sale of assets	(21)	(1)	97	(16)
	2,405	3,144	8,720	11,862
Loss from operations	(1,587)	(2,184)	(5,545)	(4,458)

Other income (expenses):
Interest income	656	944	2,579	2,802
Other income, net	1,784	1,107	1,741	724
Interest expenses	(2,412)	(1,790)	(7,175)	(5,935)
Share of income (loss) from equity method investment	(2,837)	252	(3,996)	(268)
Net gain from sale of investment securities	24	20	838	85
Foreign currency transaction, net	2,439	512	74	487
	(346)	1,045	(5,939)	(2,105)
Loss before income taxes	(1,933)	(1,139)	(11,484)	(6,563)
Income tax expense	665	419	500	531

Net loss	(2,598)	(1,558)	(11,984)	(7,094)
Less: net income (loss) attributable to the non-controlling interest	(1,935)	(846)	(3,632)	(1,966)
Net loss attributable to Cintel Corp.	$(663)	$(712)	$(8,352)	$(5,128)

Loss per share – basic and diluted:
Net loss attributable to Cintel Corp. common stockholders	$(0.01)	$(0.01)	$(0.09)	$(0.05)

Weighted average shares outstanding - basic and diluted	95,300	97,399	95,309	97,399

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Sept. 30, 2009	Adjusted Sept. 30, 2008

Cash flows from operating activities:
Net loss	$(8,352)	$(5,128)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,902	3,623
Amortization of intangible assets	307	-
Non-controlling interest’s share of loss	(3,632)	(1,966)
Common stock provided for professional services	11	-
Bad debt expense	701	211
Severance benefit	1,032	-
Share of loss from equity investment	3,996	369
Unrealized loss on investment securities	1,587	-
Net loss (gain) on sale of property	97	(16)
Net gain on sale of investment securities	(838)	-
Other miscellaneous loss	849	-
(Increase) decrease in assets:
Accounts receivable	3,821	(7,158)
Inventory	(3,011)	(567)
Prepaid expenses and other assets	6,070	(18,177)
Security deposits	1,868	(43)
Increase (decrease) in liabilities:
Accounts payable	(3,084)	(3,126)
Deferred revenue	(13,172)	2,183
Accrued liabilities	1,112	843
Accrued severance benefits	(170)	17
Other current liabilities	4,229	-
Cash provided by (used in) operating activities	323	(28,935)

(Continued)
See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Sept. 30, 2009	Adjusted Sept. 30, 2008

Cash flows from investing activities:
Acquisition of investments in securities	(66,795)	-
Proceeds from sale of investment in securities	26,187	1,093
Acquisition of property and equipment	(4,749)	(765)
Proceeds from disposal of property and equipment	780	-
Payments on loan receivable	(12,966)	890
Proceeds from loan receivable	21,415	-
Acquisition of intangible assets	(21)	-
Cash provided by (used in) investing activities	(36,149)	1,218

Cash flows from financing activities:
Proceeds from convertible debts	16,275	13,328
Principal payments of debts	(17,167)	-
Proceeds from stock warrants	-	217
Common stocks issued	1,529	-
Proceeds from short and long-term notes	14,538	46,950
Principal payments of notes payable	(8,302)	(38,351)
Cash provided by financing activities	6,873	22,144

Net decrease in cash and cash equivalent	(28,953)	(5,573)
Effect of foreign currency translation	(262)	(3,899)
Cash and cash equivalent - beginning of period	23,502	29,947
Restricted cash	9,062	3,560

Cash and cash equivalent - end of period	$3,349	$24,035

Supplemental disclosure of cash flows information:
Cash paid for interest	$6,777	$3,359
Cash paid for income taxes	$636	$531

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting pronouncements

Pronouncement Adopted during the Third Quarter of 2009:

In June 2009, the Financial Accounting Standard Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for  financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

Pronouncements not yet Effective:

In June 2009, the FASB issued guidance which amends the consolidation rules related to variable interest entities.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

In August 2009, the FASB issued additional guidance on measuring liabilities at fair value to reduce ambiguity in financial reporting.  This guidance is effective for the first reporting period, including interim periods, beginning after the issuance of update.  The Company is currently evaluating the impacts of the adoption of this guidance on its results of operations and financial position.

Note 2 - Restructuring

In January 2009, the Company’s majority owned subsidiary, PDT's board of directors approved a corporate readjustment of its equity accounts in the form of Quasi-Reorganization in which the Company's accumulated deficits of $13.9 million was charged to paid-in capital. PDT accounted this quasi-reorganization in accordance with guidelines of ASC 852-20 and by establishing new retained earnings account subsequent to the readjustment in January 2009.

Pursuant to mandated restructuring rules of the local government, PDT has been under a debt restructuring workout  with its major creditors since April 2009.  As of the current period ending, several creditors have agreed and lowered interest rate on notes and the workout is expected to finalize before end of 2009.

Note 3 - Balance Sheet Details

Inventories

Inventories consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Raw materials and supplies	$3,512	$4,015
Work-in-process	6,294	5,813
Finished goods	6,711	3,140
Total	$16,517	$12,968

Loans Receivable - Affiliates

Loans receivable from affiliates consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Loan receivable at 7% interest, matured in January 2009.	$-	$172
Loan receivable at 8% interest, matures in September 2009.	3,695	11,093
Loan receivable at 8% interest, matured in June 2009.	-	3,566
Loans receivables at 8.5% to 12% interest, matures in 2009 and 2010.	2,098	1,109
Loan receivable at 8% interest, matures in 2010.	4,329	-
Other notes	386	98
	10,508	16,038
Less: current portion	10,469	15,957
Loans receivable, net of current	$39	$81

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Prepaid expenses	$1,899	$255
Advance payments to vendors	13	5,534
Deposits made for investments	1,791	3,803
Other current assets	2,605	2,790
Total	$6,308	$12,382

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Land	$20,698	$19,749
Buildings and improvements	55,188	43,663
Machinery and equipment	31,353	30,981
Furniture and fixtures	10,628	8,531
Vehicles	450	481
Software	40	40
Small tools	463	518
	118,820	103,963
Accumulated depreciation	(26,300)	(20,022)
	92,519	83,941
Assets held for sale	5,600	5,224
Construction-in-progress	1,817	9,250
Property and equipment, net	$99,937	$98,415

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $6.90 million and $3.62 million, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at September 30, 2009 and December 31, 2008 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
September 30, 2009
Available-for-sale:
Time deposits and commercial papers	$11,581	$-	$-	$11,581
Equity securities - marketable	4,983	565	(96)	5,452
Equity securities - nonmarketable	20,135	-	-	20,135
	36,699	565	(96)	37,168
Held-to-maturity: Corporate debt securities	6,116	-	-	6,116
	$42,815	$565	$(96)	$43,284

Included in short-term investments				$23,149
Included in long-term investments				20,135
				$43,284

December 31, 2008
Available-for-sale:
Time deposits and commercial papers	$1,419	$-	$-	$1,419
Equity securities - marketable	4,333	97	(207)	4,223
Equity securities - nonmarketable	16,296	-	-	16,296
	22,048	97	(207)	21,938
Held-to-maturity: Corporate debt securities	11,474			11,474
	$33,522	$97	$(207)	$33,412

Included in short-term investments				$17,116
Included in long-term investments				16,296
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

Investments accounted for under the equity method consist of as follows at September 30, 2009 and December 31, 2008:

September 30, 2009	Ownership	Carrying Value
		(in thousands)

Phoenix Holding	24.8%	$15,887
Phoenix Asset Investment	27.4%	7,996
UB Holdings	24.8%	2,533
Dream Energy and others	Various	1,021
		$27,437

December 31, 2008	Ownership	Carrying Value
		(in thousands)

D-Network	31.3%	$1,884
Phoenix Holding	25.5%	3,086
Phoenix Asset Investment	27.4%	8,028
		$12,998

The Company’s share of losses from the equity method investment for the nine months ended September 30, 2009 and 2008 were $4.0 million and $0.3 million, respectively.

Note 6 – Derivative Instruments

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

The balance sheet classification and the fair value of foreign currency swap is as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Derivative asset designated as cash flow hedges:
Foreign currency swap	$6,124	$5,508

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.   ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

		Fair value measurements at reporting date using
	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$11,581	$11,581	$-	$-
Marketable equity securities	5,452	-	5,452	-
Nonmarketable equity securities	20,135	-	-	20,135
Derivative assets, net	6,124	-	6,124	-
Total financial assets	$43,292	$11,581	$11,576	$20,135

Convertible debts	$117,293	$-	$117,293	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair value measurements at reporting date using
	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Time deposit and commercial paper	$1,419	$1,419	$-	$-
Marketable equity securities	4,223	-	4,223	-
Nonmarketable equity securities	16,296	-	-	16,296
Derivative assets, net	5,508	-	5,508	-
Total financial assets	$27,446	$1,419	$9,731	$16,296

Convertible debts	$111,809	$-	$111,809	$-

The fair values of the financial instruments shown in the above table as of September 30, 2009 and December 31, 2008 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Goodwill and Other Intangible Assets

The following table sets forth changes in the carrying of goodwill at September 30, 2009 and December 31, 2008:

Balance as of December 31, 2008 (in thousands)	$18,449
Reduction in goodwill associated with sale of a subsidiary and changes in foreign currency rate *	(1,929)
Fair value adjustments	(86)
Balance as of September 30, 2009	$16,434

*	During the third quarter of 2009, PDT sold entire ownership interest in one of its subsidiaries and reversed out the associated goodwill which was recorded at acquisition of the subsidiary.

Other intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Land rights	$437	$437
Accumulated amortization	(54)	(47)
	383	390
Other intangible assets, net	831	975
Net carrying amount	$1,214	$1,365

The Company has an agreement with the government of China for the use of land until February 14, 2054. According to the agreement, the Company is obligated to pay an annual management fee of approximately $2,400, and the land has to be used for manufacturing purposes.

Other intangible assets include patents, technology rights and in-process research and development costs and are amortized over its estimated useful life of three to seven years.  Amortization expenses on these intangible assets for the nine months ended September 30, 2009 was $125,879.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Notes Payable

Notes payable consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Note payable at 4.66% interest, matured in January 2009.	$-	$910
Note payable at 7.3%, matured in July 2009.	-	5,130
Note payable at LIBOR plus 3.5%, matured in January 2009.	-	691
Note payable at LIBOR plus 2%, matured in February 2009.	-	984
Note payable at 5.58%, matures in June 2010.	1,831
Note payable at 5.58%, matures in July 2010.	2,095
Note payable at 5.59%, matures in January 2010.	1,201
Note payable matures in September 2009.	680
Notes payable to at 8.11% to 12.05%, mature in 2009.	2,072	1,932
Notes payable at 4%, mature in November 2009 and June 2010	5,096	4,754
Note payable at 4%, mature in October 2009	14,811	9,876
Notes payable at 7.24% to 8.41%, mature in April and May 2010.	-	4,754
Note payable to an affiliate, matures in 2010.	4,247	-
Note payable at 4%, matures in July 2010.	6,116	8,271
Note payable at 4%, mature in 2010.	17,061	17,293
Note payable matures in December 2011.	542	506
Note payable at 4%, mature in March 2010.	10,537	9,846
Notes payable at 3%, matures in December 2009.	6,585	6,968
Notes payable at 6.64% to 7.11%, matures in February and March 2010.	4,672	4,358
Notes payable at 5.5% to 5.79%, matures in October 2009 and March 2010.	2,973	2,773
Notes payable at 4.81% to 6.54%, mature in October 2009 and April 2010.	6,243	7,924
Note payable at 6.82%, mature in October 2009.	2,378	2,377
Note payable at 5.93%, matures in August 2010.	2,548	2,377
Notes payable at 5.00% to 5.91%, matured in April and May 2009.	-	2,594
Loan payable to local government at 5.38%, matured in January 2009.	-	13
Notes payable at 4.04%, matures in March 2015.	1,274	1,189
Notes payable at 4.7%, matures in December 2009 and May 2010	3,398	3,170
Notes payable at 4.54%, mature in June 2011.	1,581	2,295
Notes payable CD plus 2.15%, note matured in April 2009	-	4,754
Various loan payables to local government, bearing no interest.	9	7
Note payable to Merrill Lynch. The note matured in January 2009	-	2,500
Note payable at 6.76%, matures in March 2010.	5,096	-
Note payable at 5.76%, matures in March 2010	2,548
Note payable, matures in February 2017	8,494
Note payable at 6.55%, matures in December 2009	2,631	-
Note payable to a private company, and matures in 2009	849	-
	117,568	108,246
Less: current portion	100,322	82,761
Long-term debt	$17,246	$25,485

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount (in thousands)

2009	$45,751
2010	54,729
2011	1,280
2012	1,864
2013 and thereafter	13,944
Total	$117,568

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Convertible Debts

The carrying value of convertible debts outstanding at September 30, 2009 and December 31, 2008, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	September 30, 2009	December 31, 2008
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - B	2012	2.30%	$0.70	64,920	64,920
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Convertible debenture - D (Issued by subsidiary, PDT)	2010-2012	0%-2.4%	$80.15 - $96.17 of PDT	14,857	13,024
Bond with warrants (Issued by a subsidiary of PDT)	2011	0%	$2.85 of UBP	7,668	7,761
Convertible debenture – E (Issued by a subsidiary of PDT)	2012	2.00%	$2.12 of UBP	3,744	-
Total				$117,293	$111,809

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

Note 11 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The severance benefits for the nine months ended September 30, 2009 was $320,329.
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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the periods ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Current income tax provision:
U.S.	$-	$-
Foreign taxes of subsidiaries	500	531
	500	531
Deferred income tax benefit: Foreign taxes of subsidiaries	-	-
Income tax expense	$500	$531

The Company has deferred tax assets (liabilities) at September 30, 2009 and December 31, 2008 as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Net operating loss carryforwards	$7,989	$5,877
Less: Valuation allowance	(7,989)	(5,877)
	$-	$-

Note 13 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a changes in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
	(in thousands)

Net loss	$(2,598)	$(1,558)	$(11,984)	$(7,094)

Comprehensive income (loss), net of tax:
Unrealized holding income (loss) on investment securities	90	(70)	(435)	(100)
Foreign currency translation adjustments	792	(9,424)	1,127	(16,536)
	882	(9,494)	692	(16,636)
Total comprehensive loss	(1,716)	(11,052)	(11,292)	(23,730)
Comprehensive income (loss) attributable to the non-controlling interest	1,451	(176)	75	(2,651)
Comprehensive loss attributable to Cintel Corp.	$(3,167)	$(10,876)	$(11,367)	$(21,079)

Note 14 - Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
	(in thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Net loss	$(663)	$(712)	$(8,352)	$(5,128)
Denominator:
Basic and diluted weighted average shares outstanding	95,300	97,399	95,309	97,399
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.09)	$(0.05)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Capital

The Company's capital transactions for the nine months ended September 30, 2009 are as follows:

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

Summary of Operations by Segment

The following is a summary of operations by segment for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
	(In thousands)
Revenue:
Semiconductor	$51,917	$60,285
LCD assembly line	55,043	73,941
Other	40	4,490
Total	$107,000	$138,716

Income/(loss) from operations:
Semiconductor	$(2,461)	$(1,243)
LCD assembly line	114	(335)
Other	(3,198)	(2,880)
Total	$(5,545)	$(4,458)

For the periods ended September 30, 2009 and 2008, call service operations and other general and administrative expenses that are not directly related to the major two segment operations are included in Other.

Significant Customers

The following table provides information about the Company’s significant customers, each of whom accounted for 10% or more of consolidated revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Consolidated:
Number of significant customers	1	1	1	1
Revenue amount (in thousands)	$10,122	$10,346	$41,839	$39,269
Percentage of consolidated revenues	38%	24%	39%	28%

Note 17 – Related Party Transactions

The following summarizes significant transactions with affiliates:

As of:	September 30, 2009	December 31, 2008
	(in thousands)

Accounts receivable from STS	$1,532	$704
Accounts receivable from BKLCD (fka We-Tech)	-	125

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
	(in thousands)

Sales to STS	$16,597	$22,683	$42,349	$58,493
Sales to BKLCD (fka We-Tech)	34	487	49	2,350
Purchase from STS	11,968	15,392	32,947	40,369

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

The following table sets forth a summary of changes in product warranties during the nine months ended September 30, 2009:

September 30, 2009
Balance as of December 31, 2008	(in thousands) $ 2,383
Accruals for warranties issued during the period	5,520
Settlement made during the period (in cash or in kind)	(6,163)
Balance as of September 30, 2009	$1,740

(b)	Operating Lease Obligations:

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

PDT’s outstanding guaranty agreements were as follows as of September 30, 2009:

Guarantee	Maturity	Guaranteed For	Amount
BKLCD	January 20, 2012	Loan	$ 3,600,000

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
For the nine months ended September 30, 2008
Statement of operation:
Sales	$138,716	$161,587	$22,871
Cost of sales	131,312	154,183	22,871
Net loss	(5,128)	(5,128)	-

Note 20 – Subsequent Events

In October 2009, the Company has entered into an agreement with Woori Private Equity Funds (Woori PEF, holder of the Convertible Debenture B in Note 10) to repay the bonds with cash and outstanding shares of the subsidiaries owned by the Company.  The shares offered to Woori PEF represent, 100% interest in Bluecomm, 50.1% interest in PDT and 31.38% out of 51% interest in PSTS owned by the Company.  The Company anticipates the actual exchanges of shares of the subsidiaries will be completed before December 31, 2009.

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