Form 10-Q
period 2010-06-30
CINTEL CORP
filed 2010-08-23
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding, as of August 18, 2010 was 95,300,196.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (1)
Current assets:
Cash and cash equivalents	$123	$320
Loans receivable – affiliates	217	158
Prepaid and other current assets	173	361
Total current assets	513	839
Property, plant and equipment, net	41	3
Restricted cash	33	35
Equity method investments	6,778	7,912
Long-term investments	7,162	7,188
Goodwill	2,559	2,559
Security deposits	31	48
Total assets	$17,117	$18,584
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,478	$12,032
Accrued liabilities	276	138
Total current liabilities	11,754	12,170
Convertible debts	26,104	26,104
Total liabilities	37,858	38,274

Commitments (Note 13)

Stockholders’ equity (deficit):
Common stocks	98	98
Additional paid-in capital	20,293	20,293
Accumulated other comprehensive loss	(2,865)	(3,668)
Accumulated deficit	(38,267)	(36,413)
Total stockholders’ deficit	(20,741)	(19,690)
Total liabilities and stockholders' equity	$17,117	$18,584
(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30, 2010	(Restated-Note 2) Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	(Restated-Note 2) Six Months Ended June 30, 2009

Net revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profits	-	-	-	-

General and administrative expenses	131	225	404	400
Depreciation and amortization	1	-	2	1
	132	225	406	401
Loss from operations	(132)	(225)	(406)	(401)

Other income (expenses):
Interest income	-	546	-	550
Interest expenses	(48)	(332)	(98)	(692)
Impairment loss on investment	(185)	(200)	(375)	(322)
Share of loss from equity method investment	(78)	(52)	(380)	(83)
Foreign currency transaction, net	(857)	(3,015)	(595)	(2,972)
	(1,168)	(3,053)	(1,448)	(3,519)
Loss before income taxes	(1,300)	(3,278)	(1,854)	(3,920)
Income tax provision	-	-	-	-
Loss from continuing operations	(1,300)	(3,278)	(1,854)	(3,920)

Loss from discontinued operations, net of tax	-	(2,490)	-	(3,769)
Net loss	$(1,300)	$(5,768)	$(1,854)	$(7,689)

Loss per share – basic and diluted:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.04)
Loss form discontinued operations	-	(0.03)	-	(0.04)
Net loss	$(0.01)	$(0.06)	$(0.02)	$(0.08)

Weighted average shares outstanding - basic and diluted	95,300	95,314	95,300	95,314

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2010	(Restated-Note 2) June 30, 2009

Cash flows from operating activities:
Net loss	$(1,854)	$(7,689)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2	1
Loss from discontinued operations	-	3,770
Severance benefit	-	31
Investment impairment	380	322
Share of loss from equity investment	375	83
Foreign currency transaction, net	595	2,972
(Increase) decrease in assets:
Prepaid expenses and other assets	7	(8,719)
Security deposits	16	-
Increase (decrease) in liabilities:
Accounts payable	89	(13)
Accrued liabilities	141	67
Cash used in operating activities	(249)	(9,175)

Cash flows from investing activities:
Acquisition of investments in securities	-	(897)
Acquisition of property and equipment	(42)	-
Proceeds from sale of investment	-	7,529
Payments on loan receivable	(106)	(1)
Proceeds from loan receivable	204	6
Cash provided by investing activities	56	6,637

Cash flows from financing activities:
Principal payments of notes payable	-	(2,500)
Cash used in financing activities	-	(2,500)

Net decrease in cash and cash equivalent	(193)	(5,038)
Effect of foreign currency translation	(4)	24
Cash and cash equivalent - beginning of period	320	5,648

Cash and cash equivalent - end of period	$123	$634

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$697

Non-cash activity
Common stocks provided for professional service	$-	$11

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Discontinued Operations from Disposal of Subsidiaries

In October 2009, the convertible debts issued to Woori PEF were called, and in December 2009, to satisfy the debts, the Company transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS. As a result, the Company now has only Cintel Korea remaining as a wholly-owned subsidiary.  For comparative presentation purposes, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2009 have been restated to reflect the result of discontinued operations of the subsidiaries disposed.

Note 3 – Balance Sheet Details

Loans Receivable – Affiliates

Loans receivable from affiliates consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Due from officers	$98	$117
Other loan receivable	119	41
	$217	$158

In the ordinary course of business, the Company is expected to continue its operation, including borrowings, with companies that are affiliated by direct interest or through common ownership.  In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)

Prepaid expenses	$4	$180
Advance payments to vendors	164	173
Other current assets	5	8
Total	$173	$361

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)

Furniture and fixtures	$8	$9
Vehicles	40	-
	48	9
Accumulated depreciation	(7)	(6)
Property and equipment, net	$41	$3

Depreciation expenses for the six months ended June 30, 2010 and 2009 were $2,247 and $737, respectively.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at June 30, 2010 and December 31, 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
June 30, 2010
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,085	$(991)	$7,162

Included in long-term investments				$7,162

December 31, 2009
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,111	$(991)	$7,188

Included in long-term investments				$7,188

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

Note 5 – Equity Method Investments

The Company accounts investment under equity method when the it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at June 30, 2010 and December 31, 2009:

June 30, 2010	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$6,778

December 31, 2009	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,912

The Company’s share of losses from the equity method investment for the six months ended June 30, 2010 and 2009 were approximately $380,000 and $83,000, respectively.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

		Fair value measurements at reporting date using
	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,162	$-	$7,162	$-

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,188	$-	$7,188	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the financial instruments shown in the above table as of June 30, 2010 and December 31, 2009 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Note 7 – Goodwill

The following table sets forth changes in the carrying of goodwill at June 30, 2010 and December 31, 2009:

Balance as of December 31, 2009 (in thousands)	$2,559
Fair value adjustments	-
Balance as of June 30, 2010	$2,559

Note 8 – Convertible Debts

The carrying value of convertible debts outstanding at June 30, 2010 and December 31, 2009, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	June 30, 2010	December 31, 2009
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Total				$26,104	$26,104

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

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

The provision for income taxes for the periods ended June 30, 2010 and 2009 are summarized as follows:

Six Months Ended
	June 30, 2010	June 30, 2009
(in thousands)

Current income tax - US and foreign	$-	$-
Deferred income tax - US and foreign	-	-
Income tax expense	$-	$-

The Company has deferred tax assets (liabilities) at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Net operating loss carryforwards	$5,439	$5,353
Valuation allowance	(5,439)	(5,353)
	$-	$-

Note 10 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a changes in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)

Net loss	$(1,300)	$(5,768)	$(1,854)	$(7,689)

Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,139	(967)	804	(129)
Total comprehensive loss	$(161)	$(6,735)	$(1,050)	$(7,818)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousand except for loss per share)

Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$(1,300)	$(3,278)	$(1,854)	$(3,920)
Net loss from discontinued operations	-	(2,490)	-	(3,769)

Denominator:
Basic and diluted weighted average shares outstanding	95,300	95,314	95,300	95,314

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Basic and diluted loss per share – discontinued operations	$-	$(0.03)	$-	$(0.04)

Note 12 – Capital

The Company had no significant capital transactions for the three months ended June 30, 2010.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Stock Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	June 30, 2010	December 31, 2009
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, 65,000 stock options were granted having a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended June 30, 2010 and 2009 and no option is outstanding at June 30, 2010.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 13 – Commitments

Operating Lease Obligations

The Company is committed to a lease obligation for its office expiring in August, 2010. Future minimum annual payments (exclusive of tax and insurance) under the lease are $4,160 for the year ended December 31, 2010.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Recent Development

On December 31, 2009, CinTel Corp entered into an agreement (the “Agreement”) with Woori Private Equity Fund (“Woori”), and Cintel Co. Ltd., (“Cintel Korea”), a wholly owned subsidiary of the Company. The Agreement provides for the transfer by the Company of certain collateral to Woori in accordance with the Convertible Bonds Subscription Agreement dated as March 15, 2007 (the “Woori Subscription Agreement”).  At the closing of the Woori Subscription Agreement, the Company issued a convertible bond (the “Convertible Bond”) in the amount of Korean Won 60,000,000,000 (USD$63,000,000). The Convertible Bond is secured by the all shares subscribed for by the Company using the proceeds from the Convertible Bond.

Pursuant to the terms of the Agreement, the Company acknowledged that it is in default of the terms of the Woori Subscription Agreement and agreed to the following in full satisfaction of all amounts owed under the Convertible Bond:

(A) The pledged deposit established pursuant to the Woori Subscription Agreement in the amount of Korean Won 10,718,080,000 (USD$9,292,602) shall be transferred to Woori; and
(B)  The Company shall sell and transfer to Woori all of its interest in 501,000 shares of Phoenix Digital Tech (“PDT”), 10,200,000 shares of Phoenix Semiconductor Telecommunication Suzhou, 1,202,520 shares of Bluecomm (the “Pledged Shares”).

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

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate potential acquisition targets.

Background

CinTel Corp. (formerly Link2 Technologies) was incorporated in the State of Nevada on August 16, 1996. The initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

On September 30, 2003, Link2 Technologies entered into a definitive Share Exchange Agreement with CinTel Korea and the shareholders of CinTel Korea. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of CinTel Korea in exchange for 16,683,300 shares of our common stock. CinTel Korea was founded in 1997 and has provided various Internet Traffic Management solutions to businesses and consumers. All of the business operations were comprised of developing, manufacturing and distributing Internet Traffic Management solutions to businesses and consumers in order to manage and control large traffic.

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

In the last three years, we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. Until December 31, 2009, the Company had holdings that directly manufactured semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provided a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design. The Company’s operations were conducted through its subsidiaries, Phoenix Digital Tech, Phoenix Semiconductor Telecommunication Suzhou, and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries pursuant to the Agreement with its largest creditor, Woori, in December 2009, the company has no current operations. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.

Results of Operations

Three months period ended June 30, 2010 compared to the three months ended June 30, 2009.
(in thousands, USD)

	6/30/2010	(Restated) 6/30/2009
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	132	225
Loss from continuing operations	(1,300)	(3,278)
Loss from discontinued operations	-	(2,490)
Net loss	(1,300)	(5,768)

The company generated no revenues for the three months ended June 30, 2010 and 2009, as the result of disposal of operating subsidiaries during the 4th quarter of 2009.

Total operating expenses for the three months ended June 30, 2010 and 2009 totaled approximately $132,000 and $225,000, respectively, resulting in a decrease of $93,000 or 41.3%.

For the three months ended June 30, 2010 and 2009, the company had loss from continuing operations of $1.30 million and $3.28 million, respectively. Loss from discontinued operations totaled about $2.49 million for the three months ended June 30, 2009.  The net loss for the three months ended June 30, 2010 and 2009 totaled $1.30 million and $5.77 million, respectively.

Six months period ended June 30, 2010 compared to the Six months ended June 30, 2009.
(in thousands, USD)

	6/30/2010	(Restated) 6/30/2009
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	406	401
Loss from continuing operations	(1,854)	(3,920)
Loss from discontinued operations	-	(3,769)
Net loss	(1,854)	(7,689)

The company generated no revenues for the six months ended June 30, 2010 and 2009, as the result of disposal of operating subsidiaries during the 4th quarter of 2009.

Total operating expenses for the six months ended June 30, 2010 and 2009 totaled approximately $406,000 and $401,000, respectively, resulting in an increase of $5,000 or 1.2%.

For the six months ended June 30, 2010 and 2009, the company had loss from continuing operations of $1.85 million and $3.92 million, respectively. Loss from discontinued operations totaled about $3.77 million for the six months ended June 30, 2009.  The net loss for the six months ended June 30, 2010 and 2009 totaled $1.85 million and $7.69 million, respectively.

In summary, the company incurred net loss for the current period ending June 30, 2010 and the management anticipates that the company’s operating results will remain in the similar trend for the next few more quarters until the company engages in more viable business.

 Liquidity and Capital Resources

As of June 30, 2010 our cash balance without restriction was about $123,000 compared to $320,000 at December 31, 2009. Total current assets at June 30, 2010 was $513,000 compared to $839,000 at December 31, 2009. We currently plan to use the cash balance for ordinary business operations.

For the six months ended June 30, 2010, net cash used in operating activities was $249,000, compared to $9.18 million for the six months ended June 30, 2009.  No material fluctuation was noted and the net cash used in operating activities was mainly attributed to continued operating loss.

For the six months ended June 30, 2010, net cash provided by investing activities was $56,000, compared to $6.64 million for the six months ended June 30, 2009.  The decrease in cash provided by from investing activities can be largely attributed to no additional investments or sales occurred in 2010.

For the six months ended June 30, 2010, no cash transactions occurred in financing activities, compared to net cash used of $2.5 million for the six months ended June 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. Removed and Reserved

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CinTel Corp.

Date: August 23, 2010	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)