Form 10-Q
period 2010-09-30
CINTEL CORP
filed 2010-11-22
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding, as of November 19, 2010 was 95,300,196.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARIES
______________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009 (1)
Current assets:
Cash and cash equivalents	$125	$320
Loans receivable – affiliates	234	158
Prepaid and other current assets	183	361
Total current assets	542	839
Property, plant and equipment, net	43	3
Restricted cash	-	35
Equity method investments	7,060	7,912
Long-term investments	7,196	7,188
Goodwill	2,559	2,559
Security deposits	19	48
Total assets	$17,419	$18,584
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,390	$12,032
Accrued liabilities	322	138
Total current liabilities	12,712	12,170
Convertible debts	26,104	26,104
Total liabilities	38,816	38,274

Stockholders’ equity (deficit):
Common stocks	98	98
Additional paid-in capital	20,293	20,293
Accumulated other comprehensive loss	(3,966)	(3,668)
Accumulated deficit	(37,822)	(36,413)
Total stockholders’ deficit	(21,397)	(19,690)
Total liabilities and stockholders' equity	$17,419	$18,584

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30, 2010	(Restated-Note 2) Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	(Restated-Note 2) Nine Months Ended September 30, 2009

Net revenues	$-	$1	$-	$1
Cost of revenue	-	-	-	-
Gross profits	-	1	-	1

General and administrative expenses	93	112	497	512
Depreciation and amortization	1	-	3	1
	94	112	500	513
Loss from operations	(94)	(111)	(500)	(512)

Other income (expenses):
Interest income	-	1	-	551
Interest expenses	(51)	(365)	(149)	(1,057)
Impairment loss on investment	(183)	(175)	(558)	(497)
Share of income (loss) from equity method investment	(35)	31	(415)	(52)
Gain (loss) from foreign currency transaction, net	807	2,618	212	(354)
	538	2,110	(910)	(1,409)
Income (loss) before income taxes	444	1,999	(1,410)	(1,921)
Income tax provision	-	-	-	-
Income (loss) from continuing operations	444	1,999	(1,410)	(1,921)

Loss from discontinued operations, net of tax	-	(2,662)	-	(6,431)
Net Income (loss)	$444	$(663)	$(1,410)	$(8,352)

Loss per share – basic and diluted:
Income (loss) from continuing operations	$-	$0.02	$(0.01)	$(0.02)
Loss form discontinued operations	-	(0.03)	-	(0.07)
Net loss	$-	$(0.01)	$(0.01)	$(0.09)

Weighted average shares outstanding - basic and diluted	95,300	95,300	95,300	95,309

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	(Restated-Note 2) September 30, 2009

Cash flows from operating activities:
Net loss	$(1,410)	$(8,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3	1
Loss from discontinued operations	-	6,431
Severance benefit	-	32
Investment impairment	559	497
Share of loss from equity investment	416	53
Foreign currency transaction, net	(213)	1,029
(Increase) decrease in assets:
Prepaid expenses and other assets	45	(11,071)
Security deposits	30	-
Increase (decrease) in liabilities:
Accounts payable	132	460
Accrued liabilities	184	391
Cash used in operating activities	(254)	(10,529)

Cash flows from investing activities:
Acquisition of investments in securities	-	(923)
Acquisition of property and equipment	(42)	-
Proceeds from sale of investment	-	7,529
Payments on loan receivable	(106)	(1)
Proceeds from loan receivable	204	6
Cash provided by investing activities	56	6,611

Cash flows from financing activities:
Proceeds from short-term notes	-	765
Principal payments of notes payable	-	(2,500)
Cash used in financing activities	-	(1,735)

Net decrease in cash and cash equivalent	(198)	(5,653)
Effect of foreign currency translation	3	76
Cash and cash equivalent - beginning of period	320	5,648

Cash and cash equivalent - end of period	$125	$71

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$697

Non-cash activity
Common stocks provided for professional service	$-	$11

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ materially from these estimates.  In addition, any changes in these estimates or their related assumptions could have a materially adverse effect on the Company's operating results.

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $37.8 million and a working capital deficit of approximately $12.2 million at September 30, 2010.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its product and attain profitable operations. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.  Although the Company plans to pursue additional equity financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on the Company’s  consolidated financial statements.  Removal of the disclosure requirement did not affect the nature or timing of the Company’s subsequent event evaluations.

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Note 2 – Discontinued Operations from Disposal of Subsidiaries

In October 2009, the convertible bonds issued to Woori PEF were called, and in December 2009, to satisfy the debts, the Company transferred to the creditor; (1) its 100% ownership interest in Bluecomm, (2) its 48% ownership interest in PDT and (3) its 32% ownership interest in PSTS.  As a result, the Company now has one remaining wholly owned subsidiary, Cintel Korea.  For comparative presentation purposes, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 have been restated to reflect the result of discontinued operations of the subsidiaries which were transferred to Woori PEF.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Balance Sheet Details

Loans Receivable – Affiliates

Loans receivable from affiliates consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Due from officers	$106	$117
Other loan receivable	128	41
	$234	$158

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)

Prepaid expenses	$1	$180
Advance payments to vendors	176	173
Other current assets	6	8
Total	$183	$361

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)

Furniture and fixtures	$9	$9
Vehicles	43	-
	52	9
Accumulated depreciation	(9)	(6)
Property and equipment, net	$43	$3

Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $3,343 and $737, respectively.

Note 4 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at September 30, 2010 and December 31, 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
September 30, 2010
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,119	$(991)	$7,196

Included in long-term investments				$7,196

December 31, 2009
Available-for-sale:
Equity securities - nonmarketable	$6,068	$2,111	$(991)	$7,188

Included in long-term investments				$7,188

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity securities: The investments in equity securities with unrealized gain or loss consisted of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  For nonmarketable equity securities, the Company does not estimate the fair values unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.  If management determines that these nonmarketable equity investments are impaired, losses are generally measured by using pricing reflected in current rounds of financing.

Note 5 – Equity Method Investments

The Company accounts investment under equity method when the it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at September 30, 2010 and December 31, 2009:

September 30, 2010	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,060

December 31, 2009	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,912

The Company’s share of losses from the equity method investment for the nine months ended September 30, 2010 and 2009 were approximately $415,000 and $83,000, respectively.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

		Fair value measurements at reporting date using
	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,196	$-	$7,196	$-

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,188	$-	$7,188	$-

The fair values of the financial instruments shown in the above table as of September 30, 2010 and December 31, 2009 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Goodwill

The following table sets forth changes in the carrying of goodwill at September 30, 2010 and December 31, 2009:

Balance as of December 31, 2009 (in thousands)	$2,559
Fair value adjustments	-
Balance as of September 30, 2010	$2,559

Note 8 – Convertible Debts

The carrying value of convertible debts outstanding at September 30, 2010 and December 31, 2009, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	September 30, 2010	December 31, 2009
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - C	2012	2.30%	$0.70	10,820	10,820
Total				$26,104	$26,104

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

Note 9 – Income Taxes

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2008, and there was no material effect on the financial statements at the date of adoption. There was no cumulative effect related to adopting FASB ASC 740-10.

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

The provision for income taxes for the periods ended September 30, 2010 and 2009 are summarized as follows:

Nine Months Ended
	September 30, 2010	September 30, 2009
(in thousands)

Current income tax - US and foreign	$-	$-
Deferred income tax - US and foreign	-	-
Income tax expense	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has deferred tax assets (liabilities) at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Net operating loss carryforwards	$5,439	$5,353
Valuation allowance	(5,439)	(5,353)
	$-	$-

Note 10 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)

Net Income (loss)	$444	$(663)	$(1,410)	$(8,352)

Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,101)	(1,100)	(297)	(1,229)
Total comprehensive loss	$(657)	$(1,763)	$(1,707)	$(9,581)

Note 11 – Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousand except for loss per share)

Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$444	$1,999	$(1,410)	$(1,921)
Net loss from discontinued operations	-	(2,662)	-	(6,431)

Denominator:
Basic and diluted weighted average shares outstanding	95,300	95,300	95,300	95,309

Basic and diluted loss per share – continuing operations	$-	$0.02	$(0.01)	$(0.02)
Basic and diluted loss per share – discontinued operations	$-	$(0.03)	$-	$(0.07)

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Capital

The Company had no significant capital transactions for the three and nine months ended September 30, 2010.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Stock Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	September 30, 2010	December 31, 2009
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	5	6
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended September 30, 2010 and 2009 and no option is outstanding at September 30, 2010.

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

Results of Operations

Three months period ended September 30, 2010 compared to the three months ended September 30, 2009.
(in thousands, USD)

	9/30/2010	(Restated) 9/30/2009
Revenue	$-	$1
Cost of sales	-	-
Gross profit	-	-
Operating expenses	94	112
Income (loss) from continuing operations	444	1,999
Loss from discontinued operations	-	(2,662)
Net Income (loss)	444	(663)

The company generated no revenues for the three months ended September 30, 2010 and approximately $1,000 for the corresponding period ended in 2009, as the result of disposal of its operating subsidiaries during the fourth quarter of 2009.

Total operating expenses for the three months ended September 30, 2010 and 2009 totaled approximately $94,000 and $112,000, respectively, resulting in a decrease of $18,000 or 16.1%.

For the three months ended September 30, 2010 and 2009, the Company had income from continuing operations of $444,000 and $2.0 million, respectively.  Loss from discontinued operations totaled approximately $2.66 million for the three months ended September 30, 2009.  The Company had net income of $444,000 for the three months ended September 30, 2010 and net loss of $663,000 for the corresponding period ended in 2009.  The net income recognized was mainly from gain on foreign currency transactions.

Nine months period ended September 30, 2010 compared to the Nine months ended September 30, 2009.
(in thousands, USD)

	9/30/2010	(Restated) 9/30/2009
Revenue	$-	$1
Cost of sales	-	-
Gross profit	-	-
Operating expenses	500	513
Loss from continuing operations	(1,410)	(1,921)
Loss from discontinued operations	-	(6,431)
Net loss	(1,410)	(8,352)

The company generated no revenues for the nine months ended September 30, 2010 and approximately $1,000 for the corresponding period in 2009, as the result of disposal of operating subsidiaries during the fourth quarter of 2009.

Total operating expenses for the nine months ended September 30, 2010 and 2009 totaled approximately $500,000 and $513,000, respectively, resulting in a decrease of $13,000 or 2.5%.

For the nine months ended September 30, 2010 and 2009, the company had loss from continuing operations of $1.41 million and $1.92 million, respectively.  Loss from discontinued operations totaled approximately $6.43 million for the nine months ended September 30, 2009.  The net loss for the nine months ended September 30, 2010 and 2009 totaled $1.41 million and $8.35 million, respectively.  The decline in net loss from 2009 to 2010 mainly resulted from reduction of discontinued operating losses of transferred subsidiaries.

In summary, although the company incurred net income for the quarter ending September 30, 2010 mainly from  gain on foreign currency transactions, management anticipates that the Company’s operating results will remain in the similar sluggish trend until the company engages in more viable business.

Liquidity and Capital Resources

As of September 30, 2010 our cash balance without restriction was about $125,000 compared to $320,000 at December 31, 2009.  Total current assets at September 30, 2010 was $542,000 compared to $839,000 at December 31, 2009.  The decline in the current assets mainly resulted from reduction in cash balance and prepaid expenses.  Cash has been depleted on operating activities.  We currently plan to use the cash balance for ordinary business operations.

For the nine months ended September 30, 2010, net cash used in operating activities was $254,000, compared to $10.5 million for the nine months ended September 30, 2009.  The decrease in the net cash used in operating activities was mainly attributed to discontinued operating loss and changes in other assets during 2009.

For the nine months ended September 30, 2010, net cash provided by investing activities was $56,000, compared to $6.61 million for the nine months ended September 30, 2009.  The decrease in cash provided by investing activities can be largely attributed to no additional investments or sales occurred in 2010.

For the nine months ended September 30, 2010, no cash transactions occurred in financing activities, compared to net cash used of $1.74 million for the nine months ended September 30, 2009.  The decrease in cash used in financing activities can be largely attributed to no additional borrowings or debt payments occurred in 2010.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At September 30, 2010, the Company has no cash under such restriction in use while, at December 31, 2009, such restricted cash aggregated $35,000$1,242,582.

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

CinTel Corp.

Date: November 22, 2010	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)