Form 10-K
period 2010-12-31
CINTEL CORP
filed 2011-04-15
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One) ☒

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-100046
CINTEL CORP.
(Name of registrant in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

1101 Marycrest Road, Suite#B, Henderson, NV 89074
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (702) 403-9577

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2010 was $1,190,252.94

The number of shares of registrant’s common stock outstanding, as of April 14, 2011 was 100,863,169.

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

(15) July 2004: Awarded "The 3rd Korea High-quality Emerging Technology Prize" (by Seoul Economic Daily).

(16) May 24, 2006: Awarded recognition as “Incredible best small company” by Inc.tank and Greater Louisville Inc along with Stoll Keenon Ogden.

(17) August 3, 2007 recognized as “Best Technology Company by TeN (The Greater Louisville Technology Network).

(18) March 13, 2008 recognized as “High Impact” growth company by Mayor of Louisville and High Impact program.

Employees

As of April 14, 2011, we have 2 full time employees. Our sole subsidiary, CinTel Korea, has 4 full time employees.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

For the years ended December 31, 2010 and December 31, 209, we incurred net losses of $ 22.5 million and $14.8 million, respectively. As of December 31, 2010 we had a working capital deficit (current assets less current liabilities) of $12.7million and an accumulated deficit of $38.6 million. There can be no assurance that future operations will be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

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

Changes in management could have an adverse effect on our business. We are dependent upon the active participation of Mr. Dave Kyung Han, our President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Han. While Mr. Han does not have any plans to retire or leave our company in the near future, the failure to retain the service of Mr. Han could have a material adverse effect on our operating results and financial performance. We do not maintain key life insurance policies for any of our executive officers or other personnel.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We maintain one office and have lease agreement with respect to each office. Our U.S. office is located at 1101 Marycrest Road, Suite #B, Henderson, NV 89074. We lease the U.S. office for a term of one year, which expires on January 3, 2012.  The lease agreement for the U.S. office requires that we pay $500 dollars per month, which includes use of office equipment and staff.

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

Item 4. Reserved.

PART II

ITEM 5. MARKET FOR REGSTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CNCN.OB. There is limited trading in our common stock. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
March 31	$0.075	$0.032	$0.25	$0.12
June 30	$0.04	$0.015	$0.25	$0.08
September 30	$0.01	$0.007	$0.16	$0.05
December 31	$0.01	$0.0071	$0.11	$0.03

As of April 14, 2011, there were 100,863,169 shares of our common stock issued and outstanding. There are approximately 295 stockholders of record at April 14, 2011.

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
EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2010:

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

Results of Operations

	(Unit: USD)
	12/31/2010	12/31/2009
Revenue	-	-
Cost of sales	-	-
Gross Profit	-	-
Expenses	3,437,000	1,221,000
Operating (Loss)	(2,254,000)	(8,402,000)
Loss from Discontinued Operation	(0)	(6,431,000)
Net (Loss)	(2,254,000)	(14,833,000)

Total operating expenses for the fiscal years ended December 31, 2010 and 2009 totaled approximately $3.4 million and $1.2 million

The operating loss from fiscal year 2010 and 2009 totaled $2.25 million and $8.4 million, respectively.

The net loss for fiscal year 2010 and 2009 totaled $2.25 million and $14.8 million, respectively. The main reason for the increase in the net loss for the fiscal year ended 2009 is due to the loss incurred from disposal of majority owned subsidiaries to satisfy convertible debts called by creditor.  Also, loss from the majority owned subsidiaries up to the point of disposal was another major source of loss for 2009.

In summary, the company incurred the net loss mainly due to low operating results of its subsidiaries and the disposal of these subsidiaries.  As the result of the disposal of subsidiaries, the company’s operation has become idle and does not  expects to see the operating profit in immediate future.

Liquidity and Capital Resources

As of December 31, 2010 our cash balance was $4,000 compared to $320,000 million at December 31, 2009. Total current assets at December 31, 2010 were $57,000 compared to $839,000million at December 31, 2009.  This substantial decrease from 2009 to 2010 resulted from the disposal of majority owned subsidiaries and loss from discontinued operations sustained from these subsidiaries in 2009.

For the fiscal year ended December 31, 2010, net cash used in operating activities was $0.57 million as compared to net cash provided by operating activities of $2.6 million for the fiscal year ended December 31, 2009. The decrease in net cash from operating activities can be attributed to the lack of operating profits and gain from foreign currency transactions.

For fiscal year ended December 31, 2010, net cash provided by investing activities was $0.25million, compared to net cash provided by investing activities of $4.6 million for the fiscal year ended December 31, 2009. The decrease in net cash from investing activities can be attributed to the disposal of significant amounts of investment securities held by the company in 2009.  In 2010, the Company did not dispose of any large investment securities.

For the fiscal year ended December 31, 2010, net cash used in financing activities was $0 compared to net cash used in financing activities of  $12.6 million for the fiscal year ended December 31, 2009.  The main reason for the increase in net cash from  financing activities was primarily attributed to payments made for long-term debts in 2009 while no new borrowings or payments were made in 2010.

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

On December 31, 2010 and 2009, no the allowance for credit losses was deemed necessary as no trade accounts receivable was outstanding.

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

In April 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force”.  This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting  period.  The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period.  The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of March 31, 2009.

Name	Age	Position	Date of Election Or Appointment As Director
Dave Kyung Han	49	President, Chief Executive Officer and Director	2/2009
Joo Chan Lee	46	Chief Financial Officer	2/2009
Kwang Hee Lee	44	Director	7/2006
Jung Ho Kim	40	Director	7/2006
Gye Heun Kwak	61	Director	10/2009

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

Audit Committee Financial Expert

None of our directors is an "audit committee financial expert" under rules and regulations of the SEC.

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

ITEM 11.EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

Name and Principal Position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)페이	Total ($)
Dave Kyung Han- President, CEO and Director(1)	2010 2009	0 0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Joo Chan Lee-CFO (2)	2010 2009	0 0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Kwang Hee Lee, (3)	2010 2009	0 0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
(1) Mr. Han was appointed as President and CEO in February 2009.

(2) Mr. Lee was appointed as CFO in February 2009.

(3) Mr. Lee was appointed our President and Chief Executive Officer in June 2008 resigned as our President and Chief Executive Officer in February 2009.

We have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

None of our named executive officers received grants of options to purchase our common stock during the year ended December 31, 2010.

Director Compensation

None of our directors received compensation for service as members of the Board of Directors for the fiscal year ended December 31, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 13, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Dave Kyung Han	5,562,973	5.52%
Hanyang Apt 81-1001 #510 Apgujung-Dong, Kangnam-Gu Seoul, Korea
Joo Chan Lee	0	0%
Mokdong Apt 1109-1405 #325 Shinjung-Dong, Yangchun-Gu Seoul, Korea

Kwang Hee Lee	0	0%
113-102 Samsung Apt 843, Shindang-dong, Jung-gu Seoul, Korea

Jung Ho Kim	0	0%
203-1702 Samsung Apt Shinkongduk-dong Mapo-gu Seoul, Korea

Gye Heun Kwak	0	0%
1-304 Geonduck villa, 160-3, koogi-dong,
Chongro-gu
Seoul ,Korea

Tai Bok Kim	15,950,000	15.81%
Lotte Castle Forest 905 ho, #844-27
Bangbae 4 dong, Seocho-Gu
Seoul, Korea

KTB Network Co., Ltd.	4,305,570	(2)	4.09%
KTB Networks B/D
826-14, Yeoksam-dong
Kangnam-gu, Seoul, Korea

KTB China Optimum Fund	10,000,000	(3)	9.02%
6 th Floor KTB B/D
826-14 Yeoksam-dong, Kangnam-gu
Seoul, Korea

STS Semiconductor & Telecommunication Co.,Ltd	10,000,000	(4)	9.02%
Baek-suk-dong, Cheonan-City
Chungnam-do, Korea

EMERGING MEMORY & LOGIC Solution Inc.,	6,341,154	(5)	5.91%
#844-27 4 th Floor, Jeju Construction and Financial Cooperative, 301-1
Yeon-dong, Jeju-si,
Jeju-do , Korea

Korea Culture Promotion	7,936,508	(7)	7.29%
2Floor, Duwon Bldg. 503-5, Sinsa-dong, Gangnam-gu Seoul, Korea

Phoenix M&M	7,936,508	(8)	7.29%
180 Unyong-ri, Dunpo-myun Asan, Chungchoengnam-do, Korea

China Chamber Holdings Ltd.	7,245,000		6.70%
HongKong Trade Center 7F 161-7 Des Voeux Road Central, Hong Kong

All named executive officers and directors as a group (5 persons)	5,562,973		4.09%

(1)
Applicable percentage ownership is based on 100,863,169 shares of common stock outstanding as of April 14, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2011for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 14, 2011are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $50,000 and $100,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

AUDIT-RELATED FEES

We did not incur fees for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees" during 2010 and 2009.

TAX FEES
              The aggregate fees billed for professional service rendered by our principal accountants for the tax compliance were $7,000 and $5,000 for the year ended December 31, 2010 and December 31, 2009, respectively.

ALL OTHER FEES

We did not incur any other fees for other professional services rendered by our principal accountants during 2010 and 2009.

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

10.35
Agreement among Cintel Corp., Woori Private Equity Fund and Cintel Co. Ltd. dated as of December 31, 2009 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010)

10.36
Share Purchase Agreement between the Company and Dave Kyung Han, dated as of March 12, 2011(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2011)

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

CinTel Corp.

Date: April 15, 2011	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: April 15, 2011	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Dave Kyung Hen	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
Dave Kyung Hen

/s/ Joo Chan Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
Joo Chan Lee

/s/ Kwang Hee Lee	Director	April 15, 2011
Jung Ho Kim

/s/ Jung Ho Kim	Director	April 15, 2011
Jung Ho Kim

/s/ Gye Heun Kwak	Director	April 15, 2011
Gye Heun Kwak

CINTEL CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cintel Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cintel Corp. and Subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and comprehensive income (loss), and cash flows for the years ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and described more fully in Note 1, the Company incurred a net loss of $2.3 million during the year ended December 31, 2010, and, as of that date, had a working capital deficiency of $12.8 million and stockholders’ deficits of $22.8 million. The recurring losses and deficits raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kim & Lee Corporation

/s/ Kim & Lee Corporation
Los Angeles, California
April 12, 2011

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands, except share and per share amounts)

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$4	$320
Loans receivable	53	41
Prepaid and other current assets	-	478
Total current assets	57	839
Restricted cash	-	35
Long-term investments	6,477	7,188
Property and equipment, net	2	3
Equity method investments	7,300	7,912
Goodwill	-	2,559
Deposits and other assets	2	48

Total assets	$13,838	$18,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,419	$12,032
Accrued liabilities	295	138
Other current liabilities	94	-
Total current liabilities	12,808	12,170
Accrued severance benefits	4	-
Convertible debts	24,198	26,104
Total liabilities	37,010	38,274

Commitments (Note 17)

Stockholders' deficit:
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 95,300,196 shares issued and outstanding at December 31, 2010 and 2009, respectively.	98	98
Additional paid-in capital	20,293	20,293
Accumulated deficits	(38,667)	(36,413)
Accumulated other comprehensive loss	(4,896)	(3,668)
Total stockholders' deficit	(23,172)	(19,690)

Total liabilities and stockholders' deficit	$13,838	$18,584

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands, except per share amounts)

	2010	2009

Net revenues	$-	$-
Operating expenses:
General and administrative expenses	870	919
Depreciation and amortization	8	1
Goodwill impairment loss	2,559	301
Total operating expenses	3,437	1,221
Loss from operations	(3,437)	(1,221)

Other income (expenses):
Interest income	1	579
Other income (expense)	(1)	16
Net loss on sale of property and equipment	(13)	-
Interest expenses	(283)	(1,137)
Loss on retirement of convertible debts	-	(5,912)
Impairment loss on investment	(484)	(682)
Share of loss from equity investment	(350)	(87)
Foreign currency transactions, net	2,313	42
Other income (expenses), net	1,183	(7,181)
Operating loss before income tax	(2,254)	(8,402)
Income tax provision	-	-
Loss from continuing operations	(2,254)	(8,402)

Loss from discontinued operations, net of tax	-	(6,431)
Net loss	$(2,254)	$(14,833)

Loss per share – basic and diluted:
Loss from continuing operations attributable to common shareholders	$(0.02)	$(0.09)
Loss form discontinued operations attributable to common shareholders	-	(0.07)
Net loss attributable to common shareholders	$(0.02)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	95,300	95,300

Amounts attributable to common shareholders:
Loss from continuing operations	$(2,254)	$(8,402)
Loss from discontinued operations, net of tax	-	(6,431)
Net loss attributable to common shareholders	$(2,254)	$(14,833)

 CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands)

			Cintel Corp. shareholders
	Total	Comprehensive income (loss)	Accumulated deficits	Accumulated other comprehensive income (loss)	Common stock	Paid-in capital	Treasury stock	Non- controlling interest

Balance, January 1, 2009	$1,443		$(35,239)	$(8,295)	$98	$20,470	$(3,264)	$27,673
Disposal of majority owned subsidiaries	(6,261)		13,659	4,666	-	(177)	3,264	(27,673)
Comprehensive loss:
Net loss for 2009	(14,833)	(14,833)	(14,833)	-	-	-	-	-
Other comprehensive income, net of tax:
Change in unrealized gain on investment, net of tax	1,120	1,120	-	1,120	-	-	-	-
Foreign currency translation adjustment	(1,159)	(1,159)	-	(1,159)	-	-	-	-
	(39)	(39)	-	-	-	-	-	-
Total comprehensive loss	(14,872)	$(14,872)	-	-	-	-	-	-
Balance, December 31, 2009	$(19,690)		$(36,413)	$(3,668)	$98	$20,293	$-	$-
Comprehensive loss:
Net loss for 2010	(2,254)	(2,254)	(2,254)	-	-	-		-
Other comprehensive income, net of tax
Change in unrealized loss on investment, net of tax	(726)	(726)	-	(726)	-	-		-
Foreign currency translation adjustment	(502)	(502)	-	(502)	-	-		-
	(1,228)	(1,228)
Total comprehensive loss	(3,482)	$(3,482)
Balance, December 31, 2010	$(23,172)		$(38,667)	$(4,896)	$98	$20,293	$-	$-

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2010 AND 2009
(In thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,254)	$(14,833)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	8	1
Loss from retirement of convertible debts	-	5,912
Loss from discontinued operations	-	6,431
Investment impairment	484	682
Severance benefit	4	-
Bad debt expense	12	-
Impairment of goodwill	2,559	301
Share of loss from equity investment	350	87
Net loss on sale of property	13	-
Foreign currency transaction (gain) loss	(2,313)	1,681
(Increase) decrease in assets:
Prepaid expenses and other assets	260	2,708
Security deposits	48	(1)
Increase (decrease) in liabilities:
Accounts payable	9	942
Accrued liabilities	250	(1,286)
Cash provided by (used in) operating activities	(570)	2,625

Cash flows from investing activities:
Acquisition of investments in securities	-	(1,029)
Proceeds from sale of investment in securities	-	7,529
Acquisition of property and equipment	(42)	(1)
Proceeds from disposal of property and equipment	22	-
Payments on loan receivable	(69)	(3,844)
Proceeds from loan receivable	342	1,962
Cash provided by investing activities	253	4,617

Cash flows from financing activities:
Proceeds from notes payable	-	3,698
Principal payments of notes payable	-	(16,262)
Cash used in financing activities	-	(12,564)
Net decrease in cash and cash equivalent	(317)	(5,322)
Effect of foreign currency translation	1	29
Cash and cash equivalent - beginning of year	320	5,648
Restricted cash	-	(35)

Cash and cash equivalent - end of year	$4	$320

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$83	$731

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1 – Organization and Nature of the Business

Cintel Corp., formerly Link2 Technologies, Inc. (“Cintel”) incorporated in Nevada in August 1996, primarily owns and manages subsidiaries.

On September 30, 2003, Cintel acquired 100% of the outstanding voting stocks of Cintel Co. Ltd. (“Cintel Korea”) and in return, the shareholders of Cintel Korea received 16,683,300 shares (approximately 82%) of the Company’s common stock.  This transaction was a reverse-takeover by Cintel Korea whereby Cintel Korea’s shareholders acquired the control of the Company.  Cintel Korea, located in Seoul, Korea, was in the business of developing network solutions to improve technical limitations to the internet traffic.

On October 30, 2006, Cintel acquired 51% of the outstanding voting stocks of Phoenix Semiconductor Telecommunication Co., Ltd. ("PSTS") in China for $16.5 million. In March 2008, the Company contributed $4.9 million of additional capital to PSTS to proportionately match the additional investments made by the minority shareholders of PSTS.  PSTS was in the business of semiconductor packaging and manufacturing.

On May 18, 2007, Cintel acquired 100% of the outstanding voting stocks of Bluecomm Korea, Co. Ltd. (“Bluecomm”) in Korea for $6.5 million. Bluecomm is engaged in the business of Customer Relationship Management (CRM) solution and consulting, call-center operation, and database marketing.

On August 27, 2007, Cintel acquired 50.1% of the outstanding voting stocks of Phoenix Digital Tech Co. Ltd. (“PDT”) in Korea for $34.7 million. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification.

Acquisitions of these subsidiaries were financed by issuing convertible debts to various parties.  In October 2009, the convertible debts issued to Woori PEF was called, and in December 2009, to satisfy the debts, Cintel transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS.  As a result, Cintel had only one wholly-owned subsidiary, Cintel Korea as of December 31, 2010 and 2009.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $38.7 million and a working capital deficit of approximately $12.8 million at  December 31, 2010.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Revenue Recognition

Generally, the Company recognizes revenue upon shipment of products, or upon acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  Such restricted cash aggregated $35,000 at December 31, 2009$1,242,582.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Depreciation is provided using the straight-line method over the following estimated useful lives of the assets.

Machinery and equipment	5 - 10 years
Furniture and fixtures	5 years
Vehicles	5 years
Software	5 years

Long-Lived Assets Impairment

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company to determines the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

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

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The fair values of securities available-for-sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and loan receivables. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector or bank.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company is required to evaluate the realizability of the deferred tax assets by assessing the valuation allowance and, if necessary, adjusting the amount of such allowance.  The factors used to assess the likelihood of realization includes the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The Company continued to record a full valuation allowance against the deferred tax assets because it was more likely than not that the Company would not be able to realize these deferred tax assets based upon forecast of future taxable income and other relevant factors.  The Company currently intend to maintain a full valuation allowance against the deferred tax assets.

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

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Recent Accounting pronouncements

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

In April 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force”.  This ASU clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting  period.  The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparative prior annual reporting period.  The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 3 –Loans Receivable

The Company had short term loans receivable from unrelated parties of $53,000 and $41,000 as of December 31, 2010 and 2009, respectively.

In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

Note 4 – Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Prepaid expenses	$-	$180
Advance payments to vendors	-	173
Due from employees	-	117
Other current assets	-	8
Total	$-	$478

Note 5 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at December 31, 2010 and 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
December 31, 2010
Available-for-sale:
Equity securities – nonmarketable	$7,203	$-	$(726)	$6,477

December 31, 2009
Available-for-sale:
Equity securities – nonmarketable	$6,068	$2,111	$(991)	$7,188

Above equity securities are classified as long-term investments.

The investments in equity securities with unrealized gain or loss are consisted of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers to assess whether the investments have been impaired that is other than temporary.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2010.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Factors considered in determining whether a loss is temporary included the following:

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

Note 6 – Fair Value Measurements

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009.

	2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:	(In thousands)
Cash and cash equivalents	$4	$4	$355	$355
Loans receivable	53	53	41	41
Investment securities	14,503	13,777	15,100	15,100

Financial liabilities:
Accounts payable	$12,419	$12,419	$12,032	$12,032
Accrued liabilities	295	295	138	138
Convertible debts	24,198	24,198	26,104	26,104

The fair values of the financial instruments shown in the above table represent the amounts that would be received when those assets are sold or that would be paid when those liabilities are transferred in an orderly transaction between market participants at the measurement date.  Those fair value measurements maximize the use of observable inputs.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Loans receivable
The carrying amount reported in the balance sheets for short-term loans receivable approximate fair value because of relatively short collection terms.

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

Notes payable and convertible debts
The fair value of the Company’s notes payable and convertible debts are measured using quoted offer-side prices when quoted market prices are available.  If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates that reflect rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk. For long-term debt measurements, where there are no rates currently observable in publicly traded debt markets of similar terms with comparable credit, the Company uses market interest rates and adjusts that rate for all necessary risks, including its own credit risk.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$6,477	$-	$6,361	$116

		Fair value measurements at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$7,188	$-	$7,188	$-

Additional information pertaining to the changes in the fair value of the nonmarketable equity securities classified as Level 3 for the year ended December 31, 2010 is presented below:

	Balance as of December 31, 2009	Purchase, Sale and Settlements	Transfer into / (out of) Level 3	Changes due to Exchange Rate Changes	Balance as of December 31, 2010
Asset category
Nonmarketable equity securities	$ -	$ -	$ 116	$ -	$ 116
Total Level 3 assets	$ -	$ -	$ 116	$ -	$ 116

Note 7 – Equity method investments

Investments accounted for under the equity method consist of as follows at December 31, 2010 and 2009:

December 31, 2010	Ownership	Carrying Value
		(In thousands)

Phoenix Asset Investment	27.4%	$7,300

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

December 31, 2009	Ownership	Carrying Value
		(In thousands)

Phoenix Asset Investment	27.4%	$7,912

The following summarizes the unaudited financial information of the investees for the investments accounted under equity method as of and for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Financial Position:
Total current assets	$11,172	$10,691
Total non-current assets	8,961	10,154
Total assets	$20,133	$20,845

Total current liabilities	$109	$36
Total non-current liabilities	18	101
	127	137
Total stockholders’ equity	20,006	20,708
Total liabilities and stockholders’ equity	$20,133	$20,845

Result of Operations:
Sales	$3,180	$3,188
Cost of goods sold	332	112
Gross profit	2,848	3,076
General and administrative expenses	3,879	3,498
Other income (expense)	(248)	103
Net loss	$(1,279)	$(319)

Note 8 – Goodwill

The following table sets forth changes in the carrying of goodwill for the years ended December 31, 2010 and 2009:

(In thousands)

Balance as of December 31, 2008	$18,449
Reduction in goodwill associated with disposal of subsidiaries	(15,589)
Goodwill impairment associated with disposal of subsidiaries	(301)
Balance as of December 31, 2009	2,559
Goodwill impairment*	(2,559)
Balance as of December 31, 2010	$-

* The Company determined that the value of goodwill associated with the minority ownership in PSTS, a privately held company, which investment was accounted for under cost method is unlikely to be recoverable.  Therefore, the Company determined that the goodwill was impaired as of December 31, 2010.

Note 9 – Other Intangible Assets

Intangible assets consist of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Land rights and other intangible assets	$-	$1,412
Reduction in goodwill associated with disposal of subsidiaries	-	(1,412)
Net carrying amount	$-	$-

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 10 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2010, was $4,345.

Note 11 – Convertible Debts

The Company accounts for the convertible debentures as liability instrument at carrying value which approximates the fair value.

The following table presents the convertible debentures that are not measured at fair value on a recurring basis.  The carrying values and estimated fair values were as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Convertible debenture-A	$15,284	$15,284	$15,284	$15,284
Convertible debenture-C	8,914	8,914	10,820	10,820
	$24,198	$24,198	$26,104	$26,104

Convertible Debenture-A
The Convertible Debenture - A, issued on October 30, 2006, is non-interest bearing, unsecured, and matures on October 30, 2011. The bonds are convertible into common stock of the Company at $0.50 per share. The holders have a right to adjust the conversion price at any time between April 1, 2008 and September 30, 2011. The adjustments discount is made using the formula of 100% x ($0.50 - previous 3 months average share price)/$0.50, and is limited to a maximum of 30%. The holders can exercise their conversion rights any time from October 25, 2006 to September 30, 2011.  As of December 31, 2010, no bonds have been converted.

Convertible Debenture-C
The Convertible Debenture - C was issued on April 12, 2007, with a maturity date of April 12, 2012. The debenture is convertible into shares of common stock of the Company at the option of the holder at the rate of $0.70 per share.  The coupon rate of the bond is at the rate of 2.3% per annum. If the bond is not converted during the period commencing on the issuance date through one month prior to the maturity date, interest accrues at the rate of 8% per annum.  As of December 31, 2010, no bonds have been converted.

Note 12 - Income Taxes

Corporate income tax rates applicable to the Korean subsidiaries in 2010 and 2009 were 16.5% of the first 100 million Korean Won ($105,700) of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $15.9 million and $24.1 million of taxable losses in its Korea and US operations, respectively.  The utilization of the Korean losses expires in years 2010 to 2014 and the US losses in years 2020 to 2029.  PSTS is exempt from income taxes under the Chinese tax law for the first two profitable tax years. Taxable income in the third to fifth profitable tax years will be taxed at 5% and subsequently the applicable tax rate will be 10%.

The provision for income taxes for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
(In thousands)

Income tax - current	$-	$-
Income tax - deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2010 and 2009 as follows:

	2010	2009
	(In thousands)

Net operating loss carryforwards	$6,119	$5,353
Valuation allowance	(6,119)	(5,353)
	$-	$-

Note 13 – Capital Stock

The Company's capital transactions for the years ended December 31, 2010 and 2009 are as follows:

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with FASB ASC 718, Compensation - Stock Compensation. Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2010	2009
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	3	4
Expected dividends	-	-

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

In March 2000, 225,000 stock options were granted with a $0.425 nominal par value each and an exercise price of $0.68. From this grant, 135,000 options were cancelled in 2002, and an additional 47,000 options were cancelled in 2003.

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In February 2001, 30,000 stock options were granted with a $0.425 nominal par value each and an exercise price of $0.72. In 2003, all of these stock options were cancelled.

In March 2003, 65,000 stock options were granted with a $0.425 nominal par value each and an exercise price of $0.71. In the same year, 15,000 of these stock options were cancelled.

The options vest gradually over a period of three years from the date of grant. The term of each option shall not be more than eight years from the date of grant.  No options have vested during the years ended December 31, 2010 and 2009 and no option is outstanding at December 31, 2010.

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

Note 14 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Net loss	$(2,254)	$(14,833)
Other comprehensive loss, net of tax:
Unrealized holding gain (loss) on available-for-sale securities, net of tax	(726)	1,120
Foreign currency translation adjustments	(502)	(1,159)
Total other comprehensive loss, net of tax	(1,228)	(39)

Total comprehensive loss	$(3,482)	$(14,872)

Note 15 – Net Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss from operations attributable to common shareholders	$(2,254)	$(8,402)
Net loss from discontinued operations attributable to common shareholders	-	(6,431)

Denominator:
Basic and diluted weighted average shares outstanding	95,300	95,300

Basic and diluted loss per share – operation	$(0.02)	$(0.09)

Basic and diluted loss per share – discontinued operation	$-	$(0.07)

CINTEL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 16 – Statement of Cash Flows

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

No significant noncash transactions incurred in 2010.

Note 17 - Commitments

The Company leases its premises under a non-cancellable lease agreement which will expire in January 2012.  Future minimum annual payment (exclusive of taxes and insurance) under the lease is $6,000 for the year ending January 2012. Rent expenses paid during the years ended December 31, 2010 and 2009 were $20,836 and $69,509, respectively.

Note 18 – Subsequent Events

On March 12, 2011, the Company entered into a share purchase agreement with an officer of the Company, for the sale and issuance of 5,562,973 shares of common stock at a price of $0.008 per share.