Form 10-Q
period 2011-03-31
CINTEL CORP
filed 2011-05-23
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-100046

CINTEL CORP.
(Name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	52-2360156 (I.R.S. Employer Identification No.)

1101 Marycrest Road, Suite #B, Henderson, NV 89074
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (702)-403-9477

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

The number of shares of registrant’s common stock outstanding, as of May 20, 2011 was 100,863,169.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARY
___________________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010 (1)
Current assets:
Cash and cash equivalents	$4	$4
Loans receivable	71	53
Total current assets	75	57
Property, plant and equipment, net	2	2
Long-term investments	6,480	6,477
Equity method investments	6,909	7,300
Deposits and other assets	2	2
Total assets	$13,468	$13,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,733	$12,419
Accrued liabilities	348	295
Other current liabilities	96	94
Total current liabilities	13,177	12,808
Accrued severance benefits	4	4
Convertible debts	24,423	24,198
Total liabilities	37,604	37,010

Stockholders’ deficit:
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 100,863,169 and 95,300,196 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	103	98
Additional paid-in capital	20,332	20,293
Accumulated other comprehensive loss	(5,343)	(4,896)
Accumulated deficit	(39,228)	(38,667)
Total stockholders’ deficit	(24,136)	(23,172)
Total liabilities and stockholders' deficit	$13,468	$13,838

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010

Net revenues	$-	$-
Operating expenses:
General and administrative expenses	29	273
Depreciation and amortization	-	1
	29	274
Loss from operations	(29)	(274)

Other income (expenses):
Interest expenses	(52)	(50)
Impairment loss on investment	(65)	(190)
Share of loss from equity method investment	(498)	(302)
Foreign currency transaction, net	83	262
	(532)	(280)
Loss before income taxes	(561)	(554)
Income tax provision	-	-
Net Loss	$(561)	$(554)

Loss per share – basic and diluted:
Net loss	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	95,300	95,300

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(561)	$(554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	1
Impairment loss on investment	65	190
Share of loss from equity investment	498	302
Foreign currency transaction, net	(83)	(262)
(Increase) decrease in assets:
Prepaid expenses and other assets	-	7
Security deposits	-	17
Increase (decrease) in liabilities:
Accounts payable	-	7
Accrued liabilities	52	61
Cash used in operating activities	(29)	(231)

Cash flows from investing activities:
Acquisition of property and equipment	-	(42)
Payments on loan receivable	(55)	(106)
Proceeds from loan receivable	39	187
Cash provided by (used in) investing activities	(16)	39

Cash flows from financing activities:
Proceeds from issuance of common stocks	45	-
Cash provided by financing activities	45	-

Net decrease in cash and cash equivalent	-	(192)
Effect of foreign currency translation	-	7
Cash and cash equivalent - beginning of period	4	320

Cash and cash equivalent - end of period	$4	$135

Supplemental disclosure of cash flows information:
None

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

These unaudited condensed consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $39.2 million and a working capital deficit of approximately $13.1 million at March 31, 2011.

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

Note 2 - Loans Receivable

Loans receivable consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Due from officers	$71	$-
Other loan receivable	-	53
	$71	$53

In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

Note 3 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at March 31, 2011 and December 31, 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
March 31, 2011
Available-for-sale:
Equity securities - nonmarketable	$7,206	$-	$(726)	$6,480

December 31, 2010
Available-for-sale:
Equity securities - nonmarketable	$7,203	$-	$(726)	$6,477

Above equity securities are classified as long-term investments.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The investments in equity securities with unrealized gain or loss are consisted of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers to assess whether the investments have been impaired that is other than temporary.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011

Note 4 – Equity Method Investments

The Company accounts investment under equity method when the it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at March 31, 2011 and December 31, 2010:

March 31, 2011	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$6,909

December 31, 2010	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,300

The Company’s share of losses from the equity method investment for the three months ended March 31, 2011 and 2010 were approximately $498,000 and $302,000, respectively.

Note 5 – Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

		Fair value measurements at reporting date using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$6,480	$-	$6,364	$116

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$6,477	$-	$6,361	$116

The fair values of the financial instruments shown in the above table as of March 31, 2011 and December 31, 2010 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 6 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits payable at March 31, 2011 and December 31, 2010, were about $4,000.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Convertible Debts

The Company accounts for the convertible debentures as liability instrument at carrying value which approximates the fair value.  The carrying value of convertible debts outstanding at March 31, 2011 and December 31, 2010, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	March 31, 2011	December 31, 2010
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - C	2012	2.30%	$0.70	9,139	8,914
Total				$24,423	$24,198

The convertible debentures have not been included in the calculation of the diluted (loss) per share as their inclusion would be anti-dilutive.

Note 8 – Income Taxes

Corporate income tax rates applicable to the Korean subsidiaries in 2011 and 2010 were 16.5% of the first 100 million Korean Won of taxable income and 29.7% on the excess.  For the United States operations, the corporate tax rates range from 10% to 35%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.  Tax losses from the Korean subsidiaries can be carried forward for five years to offset future taxable income.  The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income. The Company has accumulated about $15.9 taxable loss in US and $24 million of taxable loss in Korea operations.  The utilization of the Korean losses expires in years 2010 to 2014 and the US losses in years 2020 to 2029.

The provision for income taxes for the periods ended March 31, 2011 and 2010 are summarized as follows:

Three Months Ended
	March 31, 2011	March 31, 2010
(in thousands)

Income tax expense	$-	$-

The Company has deferred tax assets (liabilities) at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Net operating loss carryforwards	$6,659	$6,119
Valuation allowance	(6,659)	(6,119)
	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)

Net loss	$(561)	$(554)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(447)	(336)
Total comprehensive loss	$(1,008)	$(890)

Note 10 – Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net loss	$(561)	$(554)

Denominator:
Basic and diluted weighted average shares outstanding	96,536	95,300

Basic and diluted loss per share	$(0.01)	$(0.01)

Note 11 – Capital

The Company’s capital transactions for the three months ended March 31, 2011 are as follows:

In March 2011, the Company issued 5,562,973 shares of common stock to an officer of the Company at a price of $0.008 per share.

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Stock Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	March 31, 2011	December 31, 2010
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	2	3
Expected dividends	-	-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended March 31, 2011 and 2010 and no option is outstanding at March 31, 2011.

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

Overview

In the last three years we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. CinTel now has minority holdings in companies that manufacture semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provide a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design. The Company owns a 19% interest in Phoenix Semiconductor Telecommunication Co., Ltd. ("PSTS") and a 2.2% interest in Phoenix Digital Tech Co. Ltd. (“PDT”). PSTS in the business of semiconductor packaging and manufacturing. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification. The Company has one wholly owned subsidiary Cintel Co. Ltd.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. Management is in negotiation with its major stockholders and debtors to further reduce the Company’s debt and clean up the Company’s balance sheet to position the Company to pursue its acquisition strategy. The Company intends to focus on businesses in the areas of Green Energy, Hybrid Electric Cars, Recycling Material, and other environmentally friendly businesses.

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

In the last three years, we shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. Until December 31, 2009, the Company had holdings that directly manufactured semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provided a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design. The Company’s operations were conducted through its subsidiaries, Phoenix Digital Tech, Phoenix Semiconductor Telecommunication Suzhou, and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries pursuant to the Agreement with its largest creditor, Woori, in December 2009, the company has no current operations. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.

Results of Operations

Three months period ended March 31, 2011 compared to the three months ended March 31, 2010.
(in thousands, USD)

	March 31, 2011	March 31, 2010
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	29	274
Loss from operations	(29)	(274)
Net loss	(561)	(554)

The Company generated no revenue for the three months ended March 31, 2011 and for the corresponding period ended in 2010, as the result of the Company has not engaged in active business since late 2009.

Total operating expenses for the three months ended March 31, 2011 and 2010 totaled approximately $29,000 and $274,000, respectively, resulting in a decrease of $245,000 or 89.4%, mainly due to the Company significantly reduced its non-core administrative activities and expenses.

For the three months ended March 31, 2011, the Company had net loss of about $561,000 and net loss of about $554,000 for the corresponding period ended in 2010.  The net loss recognized was mainly from interest expense accrued on debts, impairment loss on investment securities, share of loss from equity method investment and offset by gain adjustment from foreign currency transactions.

Liquidity and Capital Resources

As of March 31, 2011 our cash balance without restriction was about $4,000 which has not changed much from the balance at December 31, 2010.  Total current assets at March 31, 2011 was $75,000 compared to $57,000 at December 31, 2010.  The increase in the current assets mainly resulted from an increase in short-term advance to officers.  Cash has been depleted on operating activities.  We currently plan to use the cash balance for ordinary business operations.

For the three months ended March 31, 2011, net cash used in operating activities was $29,000, compared to $231,000 for the corresponding period ended in 2010.  The decrease in the net cash used in operating activities was mainly attributed to the significant reduction in general and administrative activities and decrease in the related expenses.

For the three months ended March 31, 2011, net cash used in investing activities was $16,000, compared to cash provided by $39,000 for the corresponding period ended in 2010.  The decrease in cash provided by investing activities can be largely attributed to lack of investments held which can be converted into liquidity.

For the three months ended March 31, 2011, net cash provided by financing activities was $45,000 and no cash transactions occurred in financing activities for the corresponding period ended in 2010.  The increase in cash provided by financing activities was attributed issuance/sale of additional shares during the first quarter of 2011.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At March 31, 2011 and December 31, 2010, the Company has no cash under such restriction in use$1,242,582.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2011.

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

CinTel Corp.

Date: May 23, 2011	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)