Form 10-Q
period 2011-06-30
CINTEL CORP
filed 2011-08-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding, as of August 18, 2011 was 100,863,169.

CINTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CINTEL CORP. AND SUBSIDIARY
___________________________________________________________

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (1)
Current assets:
Cash and cash equivalents	$4	$4
Loans receivable	73	53
Total current assets	77	57
Property, plant and equipment, net	-	2
Long-term investments	6,483	6,477
Equity method investments	6,775	7,300
Deposits and other assets	1	2
Total assets	$13,336	$13,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,049	$12,419
Accrued liabilities	400	295
Other current liabilities	94	94
Total current liabilities	13,543	12,808
Accrued severance benefits	5	4
Convertible debts	24,650	24,198
Total liabilities	38,198	37,010

Stockholders’ deficit:
Common stocks: par value $0.001 per share, 300,000,000 shares authorized, 100,863,169 and 95,300,196 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	103	98
Additional paid-in capital	20,332	20,293
Accumulated other comprehensive loss	(5,796)	(4,896)
Accumulated deficit	(39,501)	(38,667)
Total stockholders’ deficit	(24,862)	(23,172)
Total liabilities and stockholders' deficit	$13,336	$13,838

(1)	Derived from audited financial statements included in the Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net revenues	$-	$-	$-	$-
Operating expenses:
General and administrative expenses	-	131	29	404
Depreciation and amortization	2	1	2	2
	2	132	31	406
Loss from operations	(2)	(132)	(31)	(406)

Other income (expenses):
Interest expenses	(51)	(48)	(103)	(98)
Impairment loss on investment	(66)	(185)	(131)	(375)
Share of loss from equity method investment	(239)	(78)	(737)	(380)
Foreign currency transaction, net	85	(857)	168	(595)
	(271)	(1,168)	(803)	(1,448)
Loss before income taxes	(273)	(1,300)	(834)	(1,854)
Income tax provision	-	-	-	-
Net loss	$(273)	$(1,300)	$(834)	$(1,854)

Loss per share – basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	98,700	95,300	98,700	95,300

See accompanying notes to unaudited condensed consolidated financial statements.

CINTEL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(834)	$(1,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2	2
Impairment loss on investment	131	380
Share of loss from equity investment	737	375
Foreign currency transaction, net	(168)	595
(Increase) decrease in assets:
Prepaid expenses and other assets	1	7
Security deposits	-	16
Increase (decrease) in liabilities:
Accounts payable	-	89
Accrued liabilities	103	141
Cash used in operating activities	(28)	(249)

Cash flows from investing activities:
Acquisition of property and equipment	-	(42)
Payments on loan receivable	(56)	(106)
Proceeds from loan receivable	39	204
Cash provided by (used in) investing activities	(17)	56

Cash flows from financing activities:
Proceeds from issuance of common stocks	45	-
Cash provided by financing activities	45	-

Net decrease in cash and cash equivalent	-	(193)
Effect of foreign currency translation	-	(4)
Cash and cash equivalent - beginning of period	4	320

Cash and cash equivalent - end of period	$4	$123

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

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in an accumulated deficit of approximately $39.5 million and a working capital deficit of approximately $13.5 million at June 30, 2011.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, and attain profitable operations. It is the intent of management to continue to raise additional funds to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company.  Although the Company plans to pursue additional equity financing, there can be no assurance that the Company will be able to secure financing when needed or on terms satisfactory to the Company, if at all.

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

Note 2 - Loans Receivable

Loans receivable consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Due from officers	$73	$-
Other loan receivable	-	53
	$73	$53

In the opinion of management, such transactions were on similar terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company.

Note 3 – Investments Securities

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of investment securities by major security type and class of security at June 30, 2011 and December 31, 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Estimated fair values
	(In thousands)
June 30, 2011
Available-for-sale:
Equity securities - nonmarketable	$7,209	$-	$(726)	$6,483

December 31, 2010
Available-for-sale:
Equity securities - nonmarketable	$7,203	$-	$(726)	$6,477

Above equity securities are classified as long-term investments.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The investments in equity securities with unrealized gain or loss consist of marketable and non-marketable equity securities.  The Company evaluated the near-term prospects of the issuers to assess whether the investments have been impaired that is other than temporary.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2011.

Note 4 – Equity Method Investments

The Company accounts for investment under equity method when it has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investing company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Investments accounted for under the equity method consist of as follows at June 30, 2011 and December 31, 2010:

June 30, 2011	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$6,775

December 31, 2010	Ownership	Carrying Value
		(in thousands)

Phoenix Asset Investment	27.4%	$7,300

The Company’s share of losses from the equity method investment for the six months ended June 30, 2011 and 2010 were approximately $737,000 and $380,000, respectively.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair value measurements at reporting date using
	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$6,483	$-	$6,367	$116

		Fair value measurements at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Available-for-sale securities
Nonmarketable equity securities	$6,477	$-	$6,361	$116

The fair values of the financial instruments shown in the above table as of June 30, 2011 and December 31, 2010 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

Note 6 – Employee Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination.  Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits payable at June 30, 2011 and December 31, 2010, were approximately $5,000.

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Convertible Debts

The Company accounts for the convertible debentures as liability instrument at carrying value which approximates the fair value.  The carrying value of convertible debts outstanding at June 30, 2011 and December 31, 2010, are summarized as follows:

	Maturity	Interest Rate	Conversion Price	June 30, 2011	December 31, 2010
				(in thousands)

Convertible debenture - A	2011	8.00%	$0.50	$15,284	$15,284
Convertible debenture - C	2012	2.30%	$0.70	9,366	8,914
Total				$24,650	$24,198

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

The provision for income taxes for the periods ended June 30, 2011 and 2010 are summarized as follows:

Six Months Ended
	June 30, 2011	June 30, 2010
(in thousands)

Income tax expense	$-	$-

The Company has deferred tax assets (liabilities) at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Net operating loss carryforwards	$6,659	$6,119
Valuation allowance	(6,659)	(6,119)
	$-	$-

CINTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Comprehensive Income (Loss)

Comprehensive income or loss is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss, net of taxes, for the periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)

Net loss	$(273)	$(1,300)	$(834)	$(1,854)

Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(453)	1,139	(900)	804
Total comprehensive loss	$(726)	$(161)	$(1,734)	$(1,050)

Note 10 – Loss per Share

The following reconciles the numerators and denominators of the basic and diluted per share computation for the periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousand except for loss per share)
Numerator for basic and diluted earnings per share:
Net loss	$(273)	$(1,300)	$(834)	$(1,854)

Denominator:
Basic and diluted weighted average shares outstanding	98,700	95,300	98,700	95,300

Basic and diluted loss per share	$-	$(0.01)	$(0.01)	$(0.02)

Note 11 – Capital

The Company’s capital transactions for the six months ended June 30, 2011 are as follows:

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

Stock Warrants and Options

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Stock Based Compensation". Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	June 30, 2011	December 31, 2010
Interest rate	6.5%	6.5%
Expected volatility	70%	70%
Expected life in years	2	3
Expected dividends	-	-

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

The options vest gradually over a period of 3 years from the date of grant. The term of each option shall not be more than 8 years from the date of grant.  No options have vested during the periods ended June 30, 2011 and 2010 and no option is outstanding at June 30, 2011.

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

Overview

In the last three years we have shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. The Company currently owns a 19% interest in Phoenix Semiconductor Telecommunication Co., Ltd. ("PSTS") and a 2.2% interest in Phoenix Digital Tech Co. Ltd. (“PDT”). PSTS in the business of semiconductor packaging and manufacturing. PDT is in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers’ specification. The Company has one wholly owned subsidiary, Cintel Co. Ltd.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. Management is in negotiations with its major stockholders and debtors to further reduce the Company’s debt and clean up the Company’s balance sheet to position the Company to pursue its acquisition strategy. The Company intends to focus on businesses in the areas of Green Energy, Hybrid Electric Cars, Recycling Material, and other environmentally friendly businesses.
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

In the last three years, we shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company’s focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries. Until December 31, 2009, the Company had significant holdings in companies that directly manufactured semiconductor packaging, NAND flash memory packaging, LCD assembly, and testing specialists, as well as provided a solution for memory applications for home appliances, semiconductor, TFT-LCD application products and Factory Automation Design. The Company’s operations were conducted through its subsidiaries, Phoenix Digital Tech, Phoenix Semiconductor Telecommunication Suzhou, and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries pursuant to the Agreement with its largest creditor, Woori, in December 2009, the company has no current operations, except for its ownership interests in two other companies. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.

Results of Operations

Three and six months period ended June 30, 2011 compared to the three and six months ended June 30, 2010.
(in thousands, USD)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenue	$-	$-	$-	$-
Cost of sales
Gross profit	-	-	-	-
Operating expenses	2	132	31	406
Loss from operations	(273)	(1,300)	(834)	(1,854)
Net loss	(273)	(1,300)	(834)	(1,854)

The Company generated no revenue for the three and six months ended June 30, 2011 and for the corresponding period ended in 2010, as the result of the Company has not engaged in active business since late 2009.

Total operating expenses for the three months ended June 30, 2011 and 2010 totaled approximately $2,000 and $132,000, respectively, resulting in a decrease of $130,000 or 98.5%. Total operating expenses for the six months ended June 30, 2011 and 2010 totaled approximately $31,000 and $406,000, respectively, resulting in a decrease of $375,000 or 92.4%, mainly due to the Company significantly reduced its non-core administrative activities and expenses.

For the three months ended June 30, 2011, the Company had net loss of about $273,000 and net loss of about $1,300,000 for the corresponding period ended in 2010.  For the six months ended June 30, 2011, the Company had net loss of about $834,000 and net loss of about $1,854,000 for the corresponding period ended in 2010. The net loss recognized was mainly from interest expense accrued on debts, impairment loss on investment securities, share of loss from equity method investment and offset by gain or loss adjustment from foreign currency transactions.

Liquidity and Capital Resources

As of June 30, 2011 our cash balance without restriction was about $4,000 which has not changed much from the balance at December 31, 2010.  Total current assets at June 30, 2011 was $77,000 compared to $57,000 at December 31, 2010.  The increase in the current assets mainly resulted from an increase in short-term advance to officers.  Cash has been depleted on operating activities.  We currently plan to use the cash balance for ordinary business operations.

For the six months ended June 30, 2011, net cash used in operating activities was $28,000, compared to $249,000 for the corresponding period ended in 2010.  The decrease in the net cash used in operating activities was mainly attributed to the significant reduction in general and administrative activities and decrease in the related expenses.

For the six months ended June 30, 2011, net cash used in investing activities was $17,000, compared to cash provided by $56,000 for the corresponding period ended in 2010.  The decrease in cash provided by investing activities can be largely attributed to lack of investments held which can be converted into liquidity.

For the six months ended June 30, 2011, net cash provided by financing activities was $45,000 and no cash transactions occurred in financing activities for the corresponding period ended in 2010.  The increase in cash provided by financing activities was attributed issuance/sale of additional shares during the first quarter of 2011.

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

Cash deposits that are restricted as to usage, withdrawal or pledged as security are disclosed separately and not included in the cash total for the purpose of the statements of cash flow.  At June 30, 2011 and December 31, 2010, the Company has no cash under such restriction in use$1,242,582.

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

ITEM 4. (REMOVED AND RESERVED)

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

CinTel Corp.

Date: August 19, 2011	By:	/s/ Dave Kyung Han
Dave Kyung Han
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Joo Chan Lee
Joo Chan Lee
Chief Financial Officer (Principal Financial and Accounting Officer)