Form 10-K
period 2011-12-31
Chun Can Capital Group
filed 2020-01-07
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHUN CAN CAPITAL GROUP
(Exact name of registrant as specified in its charter)

Nevada	52-2360156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7325 Oswego Road Liverpool, New York	13090
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (315) 451-7515

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with and new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 7, 2020 was $75,295.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 33,011 shares of common stock are outstanding as of January 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Chun Can Capital Corp., formerly CinTel Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

Chun Can Capital Group (formerly CinTel Corp. and before that, Link2 Technologies) was incorporated in the State of Nevada on August 16, 1996. The initial business focus was to develop a 3D animation and digital effects studio that would provide high-end 3D animation and digital effects to the music video industry.

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

From 2006 to 2011, we shifted our focus from Internet Traffic Management to becoming a semiconductor and LCD assembly holding company. The company's focus has included investments in several high growth subsidiaries and divesting some non-performing subsidiaries.

Until December 31, 2009, the Company's operations were conducted through its subsidiaries, Phoenix Digital Tech ("PDT"), Phoenix Semiconductor Telecommunication Suzhou ("PSTS"), and  Bluecomm and its indirect subsidiary BKLCD. Upon transfer of the shares of its operating subsidiaries, the company has no current operations. The Company maintains a 19% interest in PSTS and 2.1% interest in PDT.

The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

OUR BUSINESS
The Company is currently a non-operating shell company.

EMPLOYEES

As of the date of this Annual Report, we have no employees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "PBEC". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2011:	High	Low
December 31, 2011	$12.00		$12.00
September 30. 2011	$12.00		$12.00
June 30, 2011	$16.00		$16.00
March 31, 2011	$28.40		$28.40

FISCAL YEAR ENDED DECEMBER 31, 2010:
December 31, 2010	$0.07	`	0.03
September 30, 2010	$0.04		$0.01
June 30, 2010	$0.01		$0.01
March 31, 2010	$0.01		$0.01

SHAREHOLDERS OF RECORD

As of January 7, 2020, there were approximately 33,011 shares of our common stock issued and outstanding.   There are approximately 295 shareholders of record at January 7, 2020.

The transfer agent of our common stock is Corporate Stock Transfer, whose address is 3200 Cherry Creek Drive South, Suite 430, Denver CO 80209.  The phone number of the transfer agent is (303) 282-4800.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	-	None
Equity compensation plans not approved by security holders	None	-	None
Total	None	-	None

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2011, there were 33,011 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which none shares are owned by officers, directors and principal stock holders) were issued and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2011, the Registrant had the following sale of unregistered securities:

None

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-K annual report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

   Chun Can Capital Group.  (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on August 16, 1996.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has no principal operations.  The Company has a December 31 year end.  As of December 31, 2011, the issued and outstanding shares of common stock totaled 33,011,

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2011.

RESULTS OF OPERATIONS

(In thousands)

Working Capital

	December 31,	December 31,
	2011	2010

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	-	-

Cash Flows

	December 31,	December 31,
	2011	2012

Cash Flows from (used in) Operating Activities	$-	$(333)
Cash Provided by Investing Activities	-	12
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	(321)

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2011 and 2010.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses expressed in thousands for the year ended December 31, 2011 were $278 compared with $3,433 for the year ended December 31, 2010.  The decrease in operating expense is attributable to a decrease expressed in thousands in general and adminstrative expenses from $874 for year ended December 31, 2010 to $278 for the year ended December 31, 2011, and a decrease in goodwill impairment expenses expressed in thousands from $2,559 for year ended December 31, 2010 to $0 for the year ended December 31, 2011.  The decrease in general and administrative expenses and the decrease in goodwill impaiment loss are atributable to the Company were no longer had any operations in 2011.

During the year ended December 31, 2011, the Company recorded a net loss in thousands of $278, compared with net loss of $19,690 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2011 and 2010, the Company had no cash balance.  As of December 31, 2011 and 2010 the Company had no assets.

As of December 31, 2011 and 2010, the Company had no liabilities.

As of December 31, 2011 and 2010, the Company has no working capital.

Cashflow from Operating Activities

During the year ended December 31, 2011 the Company expressed in thousands used $0 of cash for operating activities compared to $333 of cash used by operating activities during the year ended  December 31, 2010.

Cashflow from Financing Activities

During the years ended December 31, 2011 the Company's net cash provided by financing activity expressed in thousands was $0 compared to $12 cash provided by financing for year ended December 31, 2010.

Subsequent Developments

None

Going Concern

 We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHUN CAN CAPITAL GROUP
FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of Chun Can Capital Group (formerly Cintel Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chun Can Capital Group (formerly Cintel Corp.) (the "Company") as of December 31, 2011 and 2010, the related statements of operations, stockholder's deficit, and cash flows for the each of the years in the two-year period ended December 31, 2011, and the related notes (collectively referred to as the "financial statements").   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company is a non-operating shell company with recurring operating losses and an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management's plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
January 7, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(In thousands, except share and per share amounts)

December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 23,825 shares issued and
outstanding	3	2
Additional paid-in capital	20,666	20,389
Accumulated deficit	(20,669)	(20,391)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands, except per share amounts)

	For the Years Ended
	December 31,
	2011	2010

Net revenues	$-	$-
Operating expenses:
General and administrative expenses	278	874
Depreciation and amortization	-	-
Goodwill impairment loss	-	2,559
Total operating expenses	278	3,433
Loss from operations	(278)	(3,433)

Other income (expenses):
Net loss on sale of property and equipment	-	(23)
Interest expense	-	(283)
Impairment loss on investment	-	(7,014)
Share of loss from equity investment	-	(8,878)
Foreign currency transactions, net	-	2,313
Gain on debt settlement	-	37,008
Other income (expenses), net	-	23,123

Income (loss) before income taxes	(278)	19,690

Income tax expense	-	-

Net income (loss)	(278)	19,690

Other comprehensive income (loss)
Reclassification related to disposals during year	-	(3,668)
	-	(3,668)

Total comprehensive income (loss)	$(278)	$16,022

Income (loss) per share – basic and diluted:	$(0.01)	$0.83

Weighted average number of
common shares outstanding - basic and diluted	26,930	23,825

See accompanying notes to financial statements.

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2011 AND 2010
(In thousands)

	For the year ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(278)	$19,690
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Investment impairment	-	7,014
Impairment of goodwill	-	2,559
Share of loss from equity investment	-	8,878
Net loss on sale of property	-	23
Foreign currency transaction (gain) loss	-	(2,313)
Shares issued for services	278	-
Gain on debt settlement	-	(37,008)
(Increase) decrease in assets:
Prepaid expenses and other assets	-	478
Security deposits	-	46
Increase (decrease) in liabilities:
Accounts payable	-	387
Accrued liabilities	-	(87)
Cash provided by (used in) operating activities	-	(333)

Cash flows from investing activities:
Payments on loan receivable	-	-
Proceeds from loan receivable	-	12
Cash provided by investing activities	-	12

Cash flows from financing activities:
Proceeds from notes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	(321)
Effect of foreign currency translation	-	1
Cash and cash equivalent - beginning of year	-	320

Cash and cash equivalent - end of year	$-	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$-	$83
Income taxes	$-	$-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehsive Loss	Total
Balance, December 31, 2009	23,825	$2	$20,389	$(36,413)	$(3,668)	$(19,690)

Net income (loss)	-	-	-	19,690	-	19,690
Other compehensive loss	-	-	-	(3,668)	3,668	-

Balance, December 31, 2010	23,825	2	20,389	(20,391)	-	-

Shares issued for services	9,186	1	277	-	-	278
Net income (loss)	-	-	-	(278)	-	(278)
Other compehensive loss	-	-	-	-	-	-

Balance, December 31, 2011	33,011	$3	$20,666	$(20,669)	$-	$-

The accompanying notes are an integral part of these financial statements

F-5

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Nature of the Business

Chun Can Capital Group (formerly Cintel Corp.), formerly Link2 Technologies, Inc. (the "Company") incorporated in Nevada in August 1996, is currently a non-operating shell company.  The Company previously primarily owned and managed subsidiaries

On September 30, 2003, the Company acquired 100% of the outstanding voting stocks of Cintel Co. Ltd. ("Cintel Korea") and in return, the shareholders of Cintel Korea received 16,683,300 shares (approximately 82%) of the Company's common stock.  This transaction was a reverse-takeover by Cintel Korea whereby Cintel Korea's shareholders acquired the control of the Company.  Cintel Korea, located in Seoul, Korea, was in the business of developing network solutions to improve technical limitations to the internet traffic.

On October 30, 2006, the Company acquired 51% of the outstanding voting stocks of Phoenix Semiconductor Telecommunication Co., Ltd. ("PSTS") in China for $16.5 million. In March 2008, the Company contributed $4.9 million of additional capital to PSTS to proportionately match the additional investments made by the minority shareholders of PSTS.  PSTS was in the business of semiconductor packaging and manufacturing.

On May 18, 2007, the Company acquired 100% of the outstanding voting stocks of Bluecomm Korea, Co. Ltd. ("Bluecomm") in Korea for $6.5 million. Bluecomm was engaged in the business of Customer Relationship Management (CRM) solution and consulting, call-center operation, and database marketing.

On August 27, 2007, the Company acquired 50.1% of the outstanding voting stocks of Phoenix Digital Tech Co. Ltd. ("PDT") in Korea for $34.7 million. PDT was in the business of designing, manufacturing and installing automated assembly line for Flat Panel Displays, and manufacturing and testing of PCB related equipment based on customers' specification.

Acquisitions of these subsidiaries were financed by issuing convertible debts to various parties.  In October 2009, the convertible debts issued to Woori PEF was called, and in December 2009, to satisfy the debts, the Company transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS.  As a result, the Company had only one wholly-owned subsidiary, Cintel Korea as of December 31, 2010.  In 2011, the Company abandoned its' investment in Cintel Korea.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is a non-operating shell company which has experienced recurring operating losses and has.an accumulated deficit.  These conditions raise uncertainty about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and find a merger candidate.  It is the intent of management to continue to raise additional funds and to pursue acquisitions of operating companies in order to generate future profits for the Company. Although the Company plans to pursue additional equity financing and acquisitions, there can be no assurance that the Company will be able to secure financing or acquisition targets when needed or obtain such on terms satisfactory to the Company, if at all.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 – Summary of Significant Accounting Policies:

The following summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements.  The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements previously includee the accounts of Chun Can Capital Group (formerly Cintel Corp.) and its wholly owned subsidiary, Cintel Korea, (collectively, the Company).  Intercompany transactions and balances were eliminated in consolidation. When the Company did not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applied the equity method of accounting.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with FASB ASC 830, Foreign Currency Translation, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.  At December 31, 2011, the Company no longer had foreign subsidiaries denominated in local currencies.

 On March 16, 2017, the Company effected a 1 for 4,000 reverse stock split.  All share and per share information have been retroactively adjusted for this reverse stock split.

Revenue Recognition

The Company recognizes revenue upon shipment of products, or upon acceptance of products by customers, when pervasive evidence of a sales arrangement exists, the price is fixed or determinable, the title has transferred and collection of resulting receivables is reasonably assured.  The Company had no revenues during periods presented.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 – Summary of Significant Accounting Policies (continued):

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

At December 31, 2011, all investments were fully impaired.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost.  Cost of renewals and betterment that extend the economic useful lives of the related assets are capitalized.  Expenditures for ordinary repairs and maintenance are charged to expense as incurred.  Gain or loss on sale or disposition of assets is included in the statement of operations.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 – Summary of Significant Accounting Policies (continued):

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under FASB ASC 350, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.  The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any).  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

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

Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 – Summary of Significant Accounting Policies (continued):

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company is required to evaluate the realizability of the deferred tax assets by assessing the valuation allowance and, if necessary, adjusting the amount of such allowance.  The factors used to assess the likelihood of realization includes the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The Company continued to record a full valuation allowance against the deferred tax assets because it was more likely than not that the Company would not be able to realize these deferred tax assets based upon forecast of future taxable income and other relevant factors.  The Company maintains a full valuation allowance against the deferred tax assets.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 – Summary of Significant Accounting Policies (continued):

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Note 3 – Goodwill

The following table sets forth changes in the carrying of goodwill for the years ended December 31, 2011 and 2010:

(In thousands)

Balance as of December 31, 2009	$2,559
Goodwill impairment*	(2,559)
Balance as of December 31, 2010	$-

* The Company determined that the value of goodwill associated with the minority ownership in PSTS, a privately held company, which investment was accounted for under cost method is unlikely to be recoverable.  Therefore, the Company determined that the goodwill was impaired as of December 31, 2010.

Note 4 - Income Taxes

Corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.

The provision for income taxes for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2011 and 2010 as follows:

	2011	2010
(In thousands)

Net operating loss carryforwards	$-	$-
Valuation allowance	(-)	(-)
	$-	$-

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 5 – Capital Stock

On March 12, 2011, the Company entered into a share purchase agreement with an officer of the Company, for the sale and issuance of 1,391 shares of common stock at a price of $0.03 per share.

In the 4th quarter of 2011, the Company issued 7,795 shares of common stock for services at a price of $0.03 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOYLE CPA, LLC

This decision to engage Boyle CPA, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)
We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Clara I. Gomez	34	Chief Executive, Chief Financial Officer and Director and Director	2019
Dave Kyung Han	59	Former President, Chief Executive Officer and Director	2009
Joo Chan Lee	56	Former Chief Financial Officer	2009
Kwang Hee Lee	54	Former Director	2009
Jung Ho Kim	50	Former Director	2009
Gye Heun Kwak	71	Former Director	2009

Clara I. Gomez, Chief Executive Officer, Chief Financial Oficer and Director has a degree in Business Administration and Accounting from the Univeridad Abierta Para Auditos (UAPA) Santo Domingo.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The board of directors does not have an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Board of Directors Independence. Our board of directors currently consists of one member. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

We have not yet replaced our former audit committee financial expert, but we are engaged in finding a suitable replacement.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2011, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara J. Gomez	$0	As Chief Executive & Chief Financial Officer and Director
Dave Kyung Han	$0	Former President, Chief Executive Officer and Director
Joo Chan Lee	$0	Former Chief Financial Officer
Kwang Hee Lee	$0	Former Director
Jung Ho Kim	$0	Former Director
Gye Heun Kwak	$0	Former Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)	Total ($)

Clara J. Gomez	2011	$0	$0	$0	$0	$0		$0	$0	$0
Chief Executive & Chief Financial Officer and Director	2010	$0	$0	$0	$0	$0		$0	$0	$0

Dave Kyung Han	2011	$0	$0	$0	$0	$0	$		$0	$0
former Presient, Chief Executive Officer and Director	2010	$0	$0	$0	$0	$0	$		$0	$0

Joo Chan Lee	2011	$0	$0	$0	$0	$0	$		$0	$0
former Director	2010	$0	$0	$0	$0	$0	$		$0	$0

Kwang Hee Lee	2011	$0	$0	$0	$0	$0		$0	$0	$0
former Director	2010	$0	$0	$0	$0	$0		$0	$0	$0

Jung Ho Kim	2011	$0	$0	$0	$0	$0	$		$0	$0
former Director	2010	$0	$0	$0	$0	$0	$		$0	$0

Gye Heun Kwak	2011	$0	$0	$0	$0	$0	$		$0	$0
former Director	2010	$0	$0	$0	$0	$0	$		$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2010 and December 31, 2011.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2011 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Clara J. Gomez	Common	0	0%
Costa Rica Street, Yesiana, Alma Rosa I
Santo Domingo Este 11506

All Directors and officers as a group (1 member)	Common	0	0%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2011	2010
Audit fees	$5,000	$10,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Office *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 7, 2020.

View Systems, Inc.

By:	/s/ Clara I. Gomez
Clara I. Gomez
Chief Executive Officer
(Principal executive officer)