Form 10-Q
period 2012-03-31
Chun Can Capital Group
filed 2020-01-13
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-1000046

Chun Can Capital Group
(Exact name of registrant as specified in its charter)

Nevada		52-2360156
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

7325 Oswego Road
Liverpool, New York		13090
(Address of principal executive offices and Zip Code)		(Zip Code)

(315) 451-7515
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 13, 2020, there were 33,011 shares of the registrant's $0.001 par value common stock issued and outstanding.

Chun Can Capital Group
Form 10-Q

For the Fiscal Quarter Ended March 31, 2012

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitave and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13

Part II
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6	Exhibits	15

Signatures		16

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Chun Can Capital Group
(Formerly Cintel Corp. and Sunsidiary)

Financial Statements
For the Fiscal Quarter Ended March 31, 2012

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets (unaudited)		F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)		F-3
Condensed Consolidated Statements of Cash Flows (unaudited)		F-4
Condenses Consolidated Statements if Stockholders Deficit (Unaudited)		F-5
Notes to the Financial Statements (unaudited)		F-6

F-1

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2012	2011

Net revenues	$-	$-
Operating expenses:
General and administrative expenses	-	29
Depreciation and amortization	-	-
Goodwill impairment loss	-	-
Total operating expenses	-	29
Loss from operations	-	(29)

Other income (expenses):
Net loss on sale of property and equipment	-	-
Interest expense	-	(52)
Impairment loss on investment	-	(65)
Share of loss from equity investment	-	(498)
Foreign currency transactions, net	-	83
Gain on debt settlement	-	-
Other income (expenses), net	-	(532)

Income (loss) before income taxes	-	(561)

Income tax expense	-	-

Net income (loss)	-	(561)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(447)
	-	(447)

Total comprehensive income (loss)	$-	$(1,008)

Income (loss) per share – basic and diluted:	$-	$(0.02)

Weighted average number of
common shares outstanding - basic and diluted	33,011	23,825

See accompanying notes to financial statements.

Table of Content

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$-	$(561)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Investment impairment	-	65
Impairment of goodwill	-	-
Share of loss from equity investment	-	498
Net loss on sale of property	-	-
Foreign currency transaction (gain) loss	-	(83)
Shares issued for services	-	-
Gain on debt settlement	-	-
(Increase) decrease in assets:
Prepaid expenses and other assets	-	-
Security deposits	-	-
Increase (decrease) in liabilities:
Accounts payable	-	-
Accrued liabilities	-	52
Cash provided by (used in) operating activities	-	(29)

Cash flows from investing activities:
Payments on loan receivable	-	(55)
Proceeds from loan receivable	-	39
Cash provided by investing activities	-	(16)

Cash flows from financing activities:
Proceeds from notes payable	-	45
Principal payments of notes payable	-	-
Cash used in financing activities	-	45

Net decrease in cash and cash equivalent	-	-
Effect of foreign currency translation	-	-
Cash and cash equivalent - beginning of period	-	4

Cash and cash equivalent - end of period	$-	$4

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited, in thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehsive Loss	Total
Balance, December 31, 2011	33,011	$3	$20,666	$(20,669)	$-	$-

Net income (loss)	-	-	-	-	-	-
Other compehensive loss	-	-	-	-	-	-

Balance, March 31, 2012	33,011	$3	$20,666	$(20,669)	$-	$-

Balance, December 31, 2010	23,825	$2	$20,389	$(20,391)	$-	$-

Shares issued for services	9,186	1	277	-	-	278
Net income (loss)	-	-	-	(561)	-	(561)
Other compehensive loss	-	-	-	-	(447)	(447)

Balance, March 31, 2011	33,011	$3	$20,666	$(20,952)	$(447)	$(730)

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chun Can Capital Group (formerly Cintel Corp.) (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), necessary to state fairly the financial information included herein.

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

These unaudited condensed consolidated financial statements include the accounts of Cintel Corp. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Income Taxes

Corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.

The provision for income taxes for the three months ended March 31, 2012 and 2011 are summarized as follows:

	2012	2011
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at March 31, 2012 and December 31, 2011 as follows:

	2012	2011
(In thousands)

Net operating loss carryforwards	$-	$-
Valuation allowance	(-)	(-)
	$-	$-

Note 3 – Capital Stock

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

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

RESULTS OF OPERATIONS
(in thousands)

Working Capital

	March 31,	December 31,
	2012	2011

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	$-	$-

Cash Flows

	March 31,	March 31,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$(29)
Cash Flows provided by Investing Activities	-	(16)
Cash Flows from (used in) Financing Activities	-	45)
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2012 and 2011.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2012 in thousands were $0 compared with $29 for the three months ended March 31, 2011.  The decreased expenses was attributed to a decrease in general and admistrative expenses from $29 for the three months ended March 31,, 2011 to $0 for the three months ended March 31, 2012.
 During the three months ended March 31, 2012, the Company recorded a net loss of $0. compared with net loss of $29 for the three months ended March 31, 2011.

Liquidity and Capital Resources

 As at March 31, 2012, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2011. As of March 31, 2012, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2011.

 As of March 31, 2012, the Company had total liabilities of $0 compared with total liabilities of $0 as at March 31, 2012.

Cashflow from Operating Activities

 During the three months ended March 31, 2012 the Company used $0 of cash for operating activities compared to the use of $(29) in thousands of cash for operating activities during the three months ended March 31, 2011.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the three months ended March 31, 2012 the Company did not receive any cash from financing activities as compared to $45 in thousands for the threee months ended March 31, 2011.  The decreases in cash used in operations was a result of the Company's prior operations.

Subsequent Developments

   None

Going Concern

    We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

    The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Table of Content

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit Number		Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th of January 2020.

CHUN CAN CAPITAL GROUP
(the "Registrant")

BY:	/s/Clara I. Gomez
Clara I Gomez
Chief Executive Officer,