Form 10-Q
period 2012-09-30
Chun Can Capital Group
filed 2020-02-05
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-1000046

Chun Can Capital Group
(Exact name of registrant as specified in its charter)

Nevada		52-2360156
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

Costa Rica Street, Yesiana, Alma Rosa 1
Santo Domingo Este		11506
(Address of principal executive offices and Zip Code)		(Zip Code)

(819) 249-7769
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 4, 2020, there were 33,011 shares of the registrant's $0.001 par value common stock issued and outstanding.

Chun Can Capital Group
Form 10-Q

For the Fiscal Quarter Ended September 30, 2012

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

Chun Can Capital Group
(Formerly Cintel Corp. and Sunsidiary)

Financial Statements
For the Fiscal Quarter Ended September 30, 2012

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets (unaudited)		F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)		F-3
Condensed Consolidated Statements of Cash Flows (unaudited)		F-4
Condenses Consolidated Statements if Stockholders Deficit (Unaudited)		F-5
Notes to the Financial Statements (unaudited)		F-6

F-1

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenues	$-	$-	$-	$-
Operating expenses:
General and administrative expenses	-	-	-	29
Depreciation and amortization	-	-	-	2
Goodwill impairment loss	-	-	-	-
Total operating expenses	-	-	-	31
Loss from operations	-	-	-	(31)

Other income (expenses):
Net loss on sale of property and equipment	-	-	-	-
Interest expense	-	(53)	-	(156)
Impairment loss on investment	-	(67)	-	(198)
Share of loss from equity investment	-	(188)	-	(925)
Foreign currency transactions, net	-	(363)	-	(195)
Gain on debt settlement	-	-	-	-
Other income (expenses), net	-	(671)	-	(1,474)

Income (loss) before income taxes	-	(671)	-	(1,505)

Income tax expense	-	-	-	-

Net income (loss)	-	(671)	-	(1,505)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	1,875	-	975
	-	1,875	-	975

Total comprehensive income (loss)	$-	$1,204	$-	$(530)

Income (loss) per share – basic and diluted:	$-	$(0.03)	$-	$(0.06)

Weighted average number of
common shares outstanding - basic and diluted	33,011	24,858	33,011	24,858

See accompanying notes to financial statements.

Table of Content

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$-	$(1,505)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Investment impairment	-	198
Impairment of goodwill	-	-
Depreciation expense	-	2
Share of loss from equity investment	-	925
Net loss on sale of property	-	-
Foreign currency transaction (gain) loss	-	195
Shares issued for services	-	-
Gain on debt settlement	-	-
(Increase) decrease in assets:
Prepaid expenses and other assets	-	1
Security deposits	-	-
Increase (decrease) in liabilities:
Accounts payable	-	-
Accrued liabilities	-	156
Cash provided by (used in) operating activities	-	(28)

Cash flows from investing activities:
Payments on loan receivable	-	(56)
Proceeds from loan receivable	-	39
Cash provided by investing activities	-	(17)

Cash flows from financing activities:
Proceeds from notes payable	-	45
Principal payments of notes payable	-	-
Cash used in financing activities	-	45

Net decrease in cash and cash equivalent	-	-
Effect of foreign currency translation	-	-
Cash and cash equivalent - beginning of period	-	4

Cash and cash equivalent - end of period	$-	$4

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited, in thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehsive Loss	Total
Balance, December 31, 2011	33,011	$3	$20,666	$(20,669)	$-	$-

Net income (loss)	-	-	-	-	-	-
Other compehensive loss	-	-	-	-	-	-

Balance, March 31, 2012	33,011	3	20,666	(20,669)	-	-

Net income (loss)	-	-	-	-	-	-
Other compehensive loss	-	-	-	-	-	-

Balance, June 30, 2012	33,011	$3	$20,666	$(20,669)	$-	$-

Net income (loss)	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-

Balance, September 30, 2012	33,011	$3	$20,666	$(20,669)	$-	$-

Balance, December 31, 2010	23,825	$2	$20,389	$(20,391)	$-	$-

Shares issued for services	9,186	1	277	-	-	278
Net income (loss)	-	-	-	(561)	-	(561)
Other compehensive loss	-	-	-	-	(447)	(447)

Balance, March 31, 2011	33,011	$3	$20,666	$(20,952)	$(447)	$(730)

Net income (loss)	-	-	-	(273)	-	(273)
Other compehensive loss	-	-	-	453	(453)	-

Balance, June 30, 2011	33,011	$3	$20,666	$(20,772)	$(900)	$(1,003)

Net income (loss)	-	-	-	(671)	-	(671)
Other comprehensive loss	-	-	-	(1,875)	1,875	-

Balance, September 30, 2011	33,011	$3	$20,666	$(23,318)	$975	$(1,674)

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

RESULTS OF OPERATIONS
(in thousands)

Working Capital

	September 30,	December 31,
	2012	2011

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	$-	$-

Cash Flows

	September 30,	June 30,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$(28)
Cash Flows provided by Investing Activities	-	(17)
Cash Flows from (used in) Financing Activities	-	45
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three and nine months ended September 30, 2012 and 2011.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2012 in thousands were $0 compared with $0 for the three months ended September 30, 2011.
Operating expenses for the nine months ended September 30, 2012 in thousands were $0 compared with $31 for the nine months ended September 30, 2011.  The decreased expenses was attributed to a decrease in general and admistrative expenses from $29 for the nine months ended September 30,, 2011 to $0 for the nine months ended September 30, 2012 and a decrease in depreciation and amortization expenses from $2 for the nine months ended September 30, 2011 to $0 for the nine months ended September 30, 2012 .
 During the three months ended September 30, 2012, the Company recorded a net income in thousands of $0. compared with net income of $1,204 for the three months ended September 30, 2011.
   During the nine months ended September 30, 2012, the Company recorded a net income in thousands of $0. compared with net loss of $530 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

 As at September 30, 2012, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2011. As of September 30, 2012, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2011.

 As of September 30, 2012, the Company had total liabilities of $0 compared with total liabilities of $0 as at September 30, 2012.

Cashflow from Operating Activities

 During the nine months ended September 30, 2012 the Company used $0 of cash for operating activities compared to the use of $(28) in thousands of cash for operating activities during the nine months ended September 30, 2011.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2012 the Company did not receive any cash from financing activities as compared to $45 in thousands for the nine months ended September 30, 2011.  The increase in cash used in operations was a result of the Company's prior operations.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th of February 2020.

CHUN CAN CAPITAL GROUP
(the "Registrant")

BY:	/s/Clara I. Gomez
Clara I Gomez
Chief Executive Officer,