Form 10-K
period 2012-12-31
Chun Can Capital Group
filed 2020-02-05
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHUN CAN CAPITAL GROUP
(Exact name of registrant as specified in its charter)

Nevada	52-2360156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Costa Rica Street, Yesiana, Alma Rosa 1 Santo Domingo Este 11506	11506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (809) 245-7769

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 5, 2020, was $75,295.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 33,011 shares of common stock are outstanding as of February 5, 2020.

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

FISCAL YEAR ENDED DECEMBER 31, 2012:	High	Low
December 31, 2012	$12.00		$12.00
September 30. 2012	$12.00		$12.00
June 30, 2012	$12.00		$12.00
March 31, 2012	$12.00		$12.00

FISCAL YEAR ENDED DECEMBER 31, 2011:
December 31, 2011	$12.00	`	12.00
September 30, 2011	$12.00		$12.00
June 30, 2011	$16.00		$16.00
March 31, 2011	$28.40		$28.40

SHAREHOLDERS OF RECORD

As of February 4, 2020, there were approximately 33,011 shares of our common stock issued and outstanding.   There are approximately 295 shareholders of record at February 4, 2020.

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

As of December 31, 2012, there were 33,011 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2012, the Registrant had the following sale of unregistered securities:

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

Overview

   Chun Can Capital Group.  (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on August 16, 1996.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has no principal operations.  The Company has a December 31 year end.  As of December 31, 2012, the issued and outstanding shares of common stock totaled 33,011,

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2012.

RESULTS OF OPERATIONS

(In thousands)

Working Capital

	December 31,	December 31,
	2012	2011

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	-	-

Cash Flows

	December 31,	December 31,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$-
Cash Provided by Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2012 and 2011.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses expressed in thousands for the year ended December 31, 2012 were $0 compared with $278 for the year ended December 31, 2011.  The decrease in operating expense is attributable to a decrease expressed in thousands in general and adminstrative expenses from $278 for year ended December 31, 2011 to $0 for the year ended December 31, 2012.  The decrease in general and administrative expenses is atributable to the Company as it no longer had any operations in 2012.

During the year ended December 31, 2012, the Company recorded a net loss in thousands of $0, compared with net loss of $278 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012 and 2011, the Company had no cash balance.  As of December 31, 2012 and 2011 the Company had no assets.

As of December 31, 2012 and 2011, the Company had no liabilities.

As of December 31, 2012 and 2011, the Company has no working capital.

Cashflow from Operating Activities

During the years ended December 31, 2012 and 2011 the Company did not provide or used cash in its operating activities.

Cashflow from Financing Activities

During the years ended December 31, 2012 and 2011 the Company did not provide cash provided from financing activities.

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
DECEMBER 31, 2012 AND 2011

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Chun Can Capital Group (formerly Cintel Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chun Can Capital Group (formerly Cintel Corp.) (the "Company") as of December 31, 2012 and 2011, the related statements of operations, stockholder's deficit, and cash flows for the each of the years in the two-year period ended December 31, 2012, and the related notes (collectively referred to as the "financial statements").   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
February 5, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(In thousands, except share and per share amounts)

December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands, except per share amounts)

	For the Years Ended
	December 31,
	2012	2011

Net revenues	$-	$-
Operating expenses:
General and administrative expenses	-	278
Total operating expenses	-	278
Loss from operations	-	(278)

Other income (expenses):
Other income (expense)	-	-
Impairment loss on investment	-	-
Share of loss from equity investment	-	-
Foreign currency transactions, net	-	-
Gain on debt settlement	-	-
Other income (expenses), net	-	-

Income (loss) before income taxes	-	(278)

Income tax expense	-	-

Net income (loss)	$-	$(278)

Income (loss) per share – basic and diluted:	$-	$(0.01)

Weighted average number of
common shares outstanding - basic and diluted	33,011	26,930

See accompanying notes to financial statements.

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

For the year ended
December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$-	$(278)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Shares issued for services	-	278
(Increase) decrease in assets:
Prepaid expenses and other assets	-	-
Increase (decrease) in liabilities:
Accrued liabilities	-	-
Cash provided by (used in) operating activities	-	-

Cash flows from investing activities:
Payments on loan receivable	-	-
Proceeds from loan receivable	-	-
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-
Cash and cash equivalent - beginning of year	-	-

Cash and cash equivalent - end of year	$-	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	23,825	$2	$20,389	$(20,391)	$-

Shares issued for services	9,186	1	277	-	278
Net income (loss)	-	-	-	(278)	(278)

Balance, December 31, 2011	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, December 31, 2012	33,011	$3	$20,666	$(20,669)	$-

The accompanying notes are an integral part of these financial statements

F-5

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with FASB ASC 830, Foreign Currency Translation, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.  At December 31, 2012 and 2011, the Company no longer had foreign subsidiaries denominated in local currencies.

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
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Note 3 - Income Taxes

Corporate tax rates range from 10% to 34%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.

The provision for income taxes for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2012 and 2011 as follows:

	2012	2011
(In thousands)

Net operating loss carryforwards	$-	$-
Valuation allowance	(-)	(-)
	$-	$-

Note 4 – Capital Stock

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2011 and/or December 31, 2012 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Clara J. Gomez	26	Chief Executive Officer, Chief Financial Officer and Director	2019
Dave Kyung Han	59	Former President, Chief Executive Officer and Director	2009
Joo Chan Lee	56	Former Chief Financial Officer	2009
Kwang Hee Lee	54	Former Director	2009
Jung Ho Kim	50	Former Director	2009
Gye Heun Kwak	71	Former Director	2009

Clara J. Gomez, Chief Executive Officer, Chief Financial Officer and Director has a degree in Business Adminstration and Accounting fro the Universidad Abierta Para Auditos (UAPA) Santo Domingo.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara J. Gomez	$0	As Chief Executive & Chief Financial Officer and Director
Dave Kyung Han	$0	Former President, Chief Executive Officer and Director
Joo Chan Lee	$0	Former Chief Financial Officer
Kwang Hee Lee	$0	Former Director
Jung Ho Kim	$0	Former Director
Gye Heun Kwak	$0	Former Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)	Total ($)

Clara J. Gomez	2012	$0	$0	$0	$0	$0		$0	$0	$0
Chief Executive & Chief Financial Officer and Director	2011	$0	$0	$0	$0	$0		$0	$0	$0

Dave Kyung Han	2012	$0	$0	$0	$0	$0	$		$0	$0
former Presient, Chief Executive Officer and Director	2011	$0	$0	$0	$0	$0	$		$0	$0

Joo Chan Lee	2012	$0	$0	$0	$0	$0	$		$0	$0
former Director	2011	$0	$0	$0	$0	$0	$		$0	$0

Kwang Hee Lee	2012	$0	$0	$0	$0	$0		$0	$0	$0
former Director	2011	$0	$0	$0	$0	$0		$0	$0	$0

Jung Ho Kim	2012	$0	$0	$0	$0	$0	$		$0	$0
former Director	2011	$0	$0	$0	$0	$0	$		$0	$0

Gye Heun Kwak	2012	$0	$0	$0	$0	$0	$		$0	$0
former Director	2011	$0	$0	$0	$0	$0	$		$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2011 and December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2012 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2012	2011
Audit fees	$5,000	$10,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2020.

View Systems, Inc.

By:	/s/ Clara J. Gomez
Clara J. Gomez
Chief Executive Officer
(Principal executive officer)