Form 10-K
period 2014-12-31
Chun Can Capital Group
filed 2020-02-14
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 14, 2020, was $127,206.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 33,011 shares of common stock are outstanding as of January 14, 2020.

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

FISCAL YEAR ENDED DECEMBER 31, 2014:	High	Low
December 31, 2014	$12.00		$12.00
September 30. 2014	$12.00		$12.00
June 30, 2014	$12.00		$12.00
March 31, 2014	$12.00		$12.00

FISCAL YEAR ENDED DECEMBER 31, 2013:
December 31, 2013	$12.00	`	12.00
September 30, 2013	$12.00		$12.00
June 30, 2013	$16.00		$16.00
March 31, 2013	$28.40		$28.40

SHAREHOLDERS OF RECORD

As of February 14, 2020, there were approximately 33,011 shares of our common stock issued and outstanding.   There are approximately 295 shareholders of record at February 14, 2020.

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

As of December 31, 2014, there were 33,011 shares of our common stock issued and outstanding.

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

Overview

   Chun Can Capital Group.  (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on August 16, 1996.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has no principal operations.  The Company has a December 31 year end.  As of December 31, 2014, the issued and outstanding shares of common stock totaled 33,011,

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2014.

RESULTS OF OPERATIONS

(In thousands)

Working Capital

	December 31,	December 31,
	2014	2013

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	-	-

Cash Flows

	December 31,	December 31,
	2014	2013

Cash Flows from (used in) Operating Activities	$-	$-
Cash Provided by Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2014 and 2013.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2014 were $0 compared with $0 for the year ended December 31, 2013.

During the year ended December 31, 2014, the Company recorded a net loss of $0, compared with net loss of $0 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014 and 2013, the Company had no cash balance.  As of December 31, 2014 and 2013 the Company had no assets.

As of December 31, 2014 and 2013, the Company had no liabilities.

As of December 31, 2014 and 2013, the Company has no working capital.

Cashflow from Operating Activities

During the year ended December 31, 2014 the Company used $0 of cash for operating activities compared to $0 of cash used by operating activities during the year ended  December 31, 2013.

Cashflow from Financing Activities

During the years ended December 31, 2014 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December 31, 2013.

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
DECEMBER 31, 2014 AND 2013

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Chun Can Capital Group (formerly Cintel Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chun Can Capital Group (formerly Cintel Corp.) (the "Company") as of December 31, 2014 and 2013, the related statements of operations, stockholder's deficit, and cash flows for the each of the years in the two-year period ended December 31, 2014, and the related notes (collectively referred to as the "financial statements").   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(In thousands, except share and per share amounts)

December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands, except per share amounts)

For the Years Ended
December 31,
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

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2014 AND 2013
(In thousands)

For the year ended
December 31,
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

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	33,011	$3	$20,666	$(20,669)	$-

net income (loss)	-	-	-	-	-

Balance, December 31, 2013	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, December 31, 2014	33,011	$3	$20,666	$(20,669)	$-

The accompanying notes are an integral part of these financial statements

F-5

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

The provision for income taxes for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2014 and 2013 as follows:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2012 and/or December 31, 2014 and their current ages:

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara J. Gomez	$0	As Chief Executive & Chief Financial Officer and Director
Dave Kyung Han	$0	Former President, Chief Executive Officer and Director
Joo Chan Lee	$0	Former Chief Financial Officer
Kwang Hee Lee	$0	Former Director
Jung Ho Kim	$0	Former Director
Gye Heun Kwak	$0	Former Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)	Total ($)

Clara J. Gomez	2014	$0	$0	$0	$0	$0		$0	$0	$0
Chief Executive & Chief Financial Officer and Director	2013	$0	$0	$0	$0	$0		$0	$0	$0

Dave Kyung Han	2014	$0	$0	$0	$0	$0	$		$0	$0
former Presient, Chief Executive Officer and Director	2013	$0	$0	$0	$0	$0	$		$0	$0

Joo Chan Lee	2014	$0	$0	$0	$0	$0	$		$0	$0
former Director	2013	$0	$0	$0	$0	$0	$		$0	$0

Kwang Hee Lee	2014	$0	$0	$0	$0	$0		$0	$0	$0
former Director	2013	$0	$0	$0	$0	$0		$0	$0	$0

Jung Ho Kim	2014	$0	$0	$0	$0	$0	$		$0	$0
former Director	2013	$0	$0	$0	$0	$0	$		$0	$0

Gye Heun Kwak	2014	$0	$0	$0	$0	$0	$		$0	$0
former Director	2013	$0	$0	$0	$0	$0	$		$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2012 and December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2014 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2014	2013
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2020.

Chun Can Capital Group

By:	/s/ Clara J. Gomez
Clara J. Gomez
Chief Executive Officer
(Principal executive officer)