Form 10-Q
period 2015-06-30
Chun Can Capital Group
filed 2020-02-19
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Chun Can Capital Group
Form 10-Q

For the Fiscal Quarter Ended June 30, 2015

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

Chun Can Capital Group
(Formerly Cintel Corp. and Sunsidiary)

Financial Statements
For the Fiscal Quarter Ended June 30, 2015

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets (unaudited)		F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)		F-3
Condensed Consolidated Statements of Cash Flows (unaudited)		F-4
Condenses Consolidated Statements if Stockholders Deficit (Unaudited)		F-5
Notes to the Financial Statements (unaudited)		F-6

F-1

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$-
Operating expenses:
General and administrative expenses	-	-	-	-
Depreciation and amortization	-	-	-	-
Goodwill impairment loss	-	-	-	-
Total operating expenses	-	-	-	-
Loss from operations	-	-	-	-

Other income (expenses):
Net loss on sale of property and equipment	-	-	-	-
Interest expense	-	-	-	-
Impairment loss on investment	-	-	-	-
Share of loss from equity investment	-	-	-	-
Foreign currency transactions, net	-	-	-	-
Gain on debt settlement	-	-	-	-
Other income (expenses), net	-	-	-	-

Income (loss) before income taxes	-	-	-	-

Income tax expense	-	-	-	-

Net income (loss)	$-	$-	$-	$-

Income (loss) per share – basic and diluted:	$-	$-	$-	$-

Weighted average number of
common shares outstanding - basic and diluted	33,011	33,011	33,011	33,011

See accompanying notes to financial statements.

Table of Content

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited, in thousands)

For the Six Months Ended
June 30,
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

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited, in thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	33,011	$3	$20,666	(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2015	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2015	33,011	$3	$20,666	(20,669)	$-

Balance, December 31, 2015	33,011	$3	$20,666	(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2014	33,011	$3	$20,666	(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2014	33,011	$3	$20,666	(20,669)	$-

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

The provision for income taxes for the six months ended June 30, 2015 and 2014 are summarized as follows:

	2015	2014
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at June 30, 2015 and December 31, 2014 as follows:

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

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three and six months ended June 30, 2015 and 2014.

Operating Expenses and Net Loss

 Operating expenses for the three months ended June 30, 2015 in thousands were $0 compared with $0 for the three months ended June 30, 2014.
     Operating expenses for the six months ended June 30, 2015 in thousands were $0 compared with $0 for the six months ended June 30, 2014.
 During the three months ended June 30, 2015, the Company recorded a net loss in thousands of $0. compared with net loss of $0 for the three months ended June 30, 2014.
   During the six months ended June 30, 2015, the Company recorded a net loss in thousands of $0. compared with net loss of $0 for the six months ended June 30, 2014.

Liquidity and Capital Resources

 As at June 30, 2015, the Company's cash balance was $0 compared to cash balance of $0 at June 30, 2014. As of June 30, 2015, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2014.

 As of June 30, 2015, the Company had total liabilities of $0 compared with total liabilities of $0 as at June 30, 2014.

Cashflow from Operating Activities

 During the six months ended June 30, 2015 the Company used $0 of cash for operating activities compared to the use of $0 in thousands of cash for operating activities during the six months ended June 30, 2014.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2015 the Company did not receive any cash from financing activities as compared to $0 for the six months ended June 30, 2014.

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