Form 10-K
period 2015-12-31
Chun Can Capital Group
filed 2020-02-24
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 24, 2020, was $127,206.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 33,011 shares of common stock are outstanding as of February 24, 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "CNCN". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2015:	High	Low
December 31, 2015	$12.00		$12.00
September 30. 2015	$12.00		$12.00
June 30, 2015	$12.00		$12.00
March 31, 2015	$12.00		$12.00

FISCAL YEAR ENDED DECEMBER 31, 2014:
December 31, 2014	$12.00	`	12.00
September 30, 2014	$12.00		$12.00
June 30, 2014	$16.00		$16.00
March 31, 2014	$28.40		$28.40

SHAREHOLDERS OF RECORD

As of February 24, 2020, there were approximately 33,011 shares of our common stock issued and outstanding.   There are approximately 295 shareholders of record at February 24, 2020.

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

As of December 31, 2015, there were 33,011 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2015, the Registrant had the following sale of unregistered securities:

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

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2015.

RESULTS OF OPERATIONS

(In thousands)

Working Capital

	December 31,	December 31,
	2015	2014

Current Assets	$-	$-
Current Liabilities	-	-
Working Capital (Deficit)	-	-

Cash Flows

	December 31,	December 31,
	2015	2014

Cash Flows from (used in) Operating Activities	$-	$-
Cash Provided by Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2015 and 2014.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2014 were $0 compared with $0 for the year ended December 31, 2013.

During the year ended December 31, 2014, the Company recorded a net loss of $0, compared with net loss of $0 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2015 and 2014, the Company had no cash balance.  As of December 31, 2015 and 2014 the Company had no assets.

As of December 31, 2015 and 2014, the Company had no liabilities.

As of December 31, 2015 and 2014, the Company has no working capital.

Cashflow from Operating Activities

During the year ended December 31, 2015 the Company used $0 of cash for operating activities compared to $0 of cash used by operating activities during the year ended  December 31, 2014.

Cashflow from Financing Activities

During the years ended December 31, 2015 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December 31, 2014.

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
DECEMBER 31, 2015 AND 2014

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Chun Can Capital Group (formerly Cintel Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chun Can Capital Group (formerly Cintel Corp.) (the "Company") as of December 31, 2015 and 2014, the related statements of operations, stockholder's deficit, and cash flows for the each of the years in the two-year period ended December 31, 2014, and the related notes (collectively referred to as the "financial statements").   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(In thousands, except share and per share amounts)

December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2015 AND 2014
(In thousands, except per share amounts)

For the Years Ended
December 31,
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

CINTEL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2015 AND 2014
(In thousands)

For the year ended
December 31,
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

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2015 AND 2014
(In thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	33,011	$3	$20,666	$(20,669)	$-

net income (loss)	-	-	-	-	-

Balance, December 31, 2014	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, December 31, 2015	33,011	$3	$20,666	$(20,669)	$-

The accompanying notes are an integral part of these financial statements

F-5

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The provision for income taxes for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2015 and 2014 as follows:

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2016. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2014 and/or December 31, 2015 and their current ages:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2015, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara J. Gomez	$0	As Chief Executive & Chief Financial Officer and Director
Dave Kyung Han	$0	Former President, Chief Executive Officer and Director
Joo Chan Lee	$0	Former Chief Financial Officer
Kwang Hee Lee	$0	Former Director
Jung Ho Kim	$0	Former Director
Gye Heun Kwak	$0	Former Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)	Total ($)

Clara J. Gomez	2015	$0	$0	$0	$0	$0		$0	$0	$0
Chief Executive & Chief Financial Officer and Director	2014	$0	$0	$0	$0	$0		$0	$0	$0

Dave Kyung Han	2015	$0	$0	$0	$0	$0	$		$0	$0
former Presient, Chief Executive Officer and Director	2014	$0	$0	$0	$0	$0	$		$0	$0

Joo Chan Lee	2015	$0	$0	$0	$0	$0	$		$0	$0
former Director	2014	$0	$0	$0	$0	$0	$		$0	$0

Kwang Hee Lee	2015	$0	$0	$0	$0	$0		$0	$0	$0
former Director	2014	$0	$0	$0	$0	$0		$0	$0	$0

Jung Ho Kim	2015	$0	$0	$0	$0	$0	$		$0	$0
former Director	2014	$0	$0	$0	$0	$0	$		$0	$0

Gye Heun Kwak	2015	$0	$0	$0	$0	$0	$		$0	$0
former Director	2014	$0	$0	$0	$0	$0	$		$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2014 and December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2015 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2015	2014
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2020.

Chun Can Capital Group

By:	/s/ Clara J. Gomez
Clara J. Gomez
Chief Executive Officer
(Principal executive officer)