Form 10-Q
period 2016-09-30
Chun Can Capital Group
filed 2020-02-24
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 25, 2020, there were 33,011 shares of the registrant's $0.001 par value common stock issued and outstanding.

Chun Can Capital Group
Form 10-Q

For the Fiscal Quarter Ended September 30, 2016

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

Chun Can Capital Group
(Formerly Cintel Corp. and Sunsidiary)

Financial Statements
For the Fiscal Quarter Ended September 30, 2016

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets (unaudited)		F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)		F-3
Condensed Consolidated Statements of Cash Flows (unaudited)		F-4
Condenses Consolidated Statements if Stockholders Deficit (Unaudited)		F-5
Notes to the Financial Statements (unaudited)		F-6

F-1

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

Table of Content

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited, in thousands)

For the Nine Months Ended
September 30,
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

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited, in thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2016	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2016	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, September 30, 2016	33,011	$3	$20,666	$(20,669)	$-

Balance, December 31, 2014	33,011	$2	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2014	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2015	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, September 30, 2015	33,011	$3	$20,666	$(20,669)	$-

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

The provision for income taxes for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	2016	2015
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at September 30, 2016 and December 31, 2015 as follows:

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

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three and nine months ended September 30, 2016 and 2015.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2016 were $0 compared with $0 for the three months ended September 30, 2015.
      Operating expenses for the nine months ended September 30, 2016 were $0 compared with $0 for the nine months ended September 30, 2015.
 During the three months ended September 30, 2016, the Company recorded a net income of $0. compared with net income of $0 for the three months ended September 30, 2015.
   During the nine months ended September 30, 2016, the Company recorded a net income in thousands of $0. compared with net income of $0 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

 As at September 30, 2016, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2015. As of September 30, 2016, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2015.

 As of September 30, 2016, the Company had total liabilities of $0 compared with total liabilities of $0 as at September 30, 2015.

Cashflow from Operating Activities

 During the nine months ended September 30, 2016 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2015.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2016 the Company did not receive any cash from financing activities as compared to $0 for the nine months ended September 30, 2015.

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