Form 10-Q
period 2017-09-30
Chun Can Capital Group
filed 2020-02-25
CIK 1191334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-1000046

Chun Can Capital Group
(Exact name of registrant as specified in its charter)

Nevada		52-2360156
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

Costa Rica Street
Yesiana, Alma Rosa 1
Santo Domingo, Este		11506
(Address of principal executive offices and Zip Code)		(Zip Code)

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

Chun Can Capital Group
Form 10-Q

For the Fiscal Quarter Ended September 30, 2017

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

Chun Can Capital Group
(Formerly Cintel Corp. and Sunsidiary)

Financial Statements
For the Fiscal Quarter Ended September 30, 2017

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets (unaudited)		F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)		F-3
Condensed Consolidated Statements of Cash Flows (unaudited)		F-4
Condenses Consolidated Statements if Stockholders Deficit (Unaudited)		F-5
Notes to the Financial Statements (unaudited)		F-6

F-1

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loans receivable	-	-
Total current assets	-	-

Long-term investments	-	-
Property and equipment, net	-	-
Equity method investments	-	-
Deposits and other assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Other current liabilities	-	-
Total current liabilities	-	-
Accrued severance benefits	-	-
Convertible debt	-	-
Total liabilities	-	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 33,011 and 33,011 shares issued and
outstanding	3	3
Additional paid-in capital	20,666	20,666
Accumulated deficit	(20,669)	(20,669)
Accumulated other comprehensive loss	-	-
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	-	-

See accompanying notes to financial statements.

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

Table of Content

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited, in thousands)

For the Nine Months Ended
September 30,
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

Table of Content

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited, in thousands, except per share amounts)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2017	33,011	3	20,666	(20,669)	-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2017	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, September 30, 2017	33,011	$3	$20,666	$(20,669)	$-

Balance, December 31, 2015	33,011	$2	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, March 31, 2015	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, June 30, 2016	33,011	$3	$20,666	$(20,669)	$-

Net income (loss)	-	-	-	-	-

Balance, September 30, 2016	33,011	$3	$20,666	$(20,669)	$-

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

The provision for income taxes for the nine months ended September 31, 2017 and 2016 are summarized as follows:

	2017	2016
(In thousands)

Income tax – current	$-	$-
Income tax – deferred	-	-
	$-	$-

The Company has deferred tax assets (liabilities) at September 30, 2017 and December 31, 2016 as follows:

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

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three and nine months ended September 30, 2017 and 2016.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2017 were $0 compared with $0 for the three months ended September 30, 2016.
      Operating expenses for the nine months ended September 30, 2017 were $0 compared with $0 for the nine months ended September 30, 2016.
 During the three months ended September 30, 2017, the Company recorded a net income of $0. compared with net income of $0 for the three months ended September 30, 2016.
   During the nine months ended September 30, 2017, the Company recorded a net income in thousands of $0. compared with net income of $0 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

 As at September 30, 2017, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2016. As of September 30, 2017, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2016.

 As of September 30, 2017, the Company had total liabilities of $0 compared with total liabilities of $0 as at September 30, 2016.

Cashflow from Operating Activities

 During the nine months ended September 30, 2017 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2016.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2017 the Company did not receive any cash from financing activities as compared to $0 for the nine months ended September 30, 2016.

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

Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 25th of February 2020.

CHUN CAN CAPITAL GROUP
(the "Registrant")

BY:	/s/Clara I. Gomez
Clara I Gomez
Chief Executive Officer,