Form 10-Q
period 2020-03-31
Chun Can Capital Group
filed 2020-05-22
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-100046

CHUN CAN CAPITAL GROUP

(Exact name of registrant as specified in its charter)

Nevada	52-2360156
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

Costa Rica Street, Yesiana Alma Rosa 1
Santo Domingo, Este	11506
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 220,033,011 shares of common stock as of May 22, 2020.

PART 1 FINANCIAL STATEMENTS

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

C O N T E N T S

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Condensed Consolidated Balance Sheets
March 31, 2920 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	16,889	-
Accounts payable - related	2,245	-
Total current liabilities	19,134	-

Total Liabilities	19,134	-

Stockholders' deficit
Preferred stock: par value $0.001 per share, 30,000,000
Shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized; 220,033,011 and 33,011 shares issued
and outstanding	220,033	33
Additional paid-in capital	20,458,967	20,668,967
Accumulated deficit	(20,698,134)	(20,669,000)
Total stockholders' deficit	(19,134)	-

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2020 and 2019
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$ -	$ -

Operating expenses:
General and administrative	29,134	-
Total operating expenses	29,134	-

Loss from operations	(29,134)	-

Other income (expense)
Interest expenses	-	-
Total other expense	-	-

Income (loss) before income taxes	(29,134)	-

Income tax expense	-	-

Net loss	$ (29,134)	$ -

Net loss per share (basic and diluted)	$ (0.00)	$ -

Weighted average shares outstanding	100,255,233	33,011

See accompanying notes to financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019
(Unaudited)
For the Three Months Ended
March 31,
	2020	2019

Cash flows from operating activities:

Net income (loss)	$ (29,134)	$ -
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Increase (decrease) in liabilities
Accounts payable	16,889	-
Accounts payable - related party	12,245	-

Cash provided by (Used in) Operating Activities	-	-

Cash flows from investing activities:

Cash provided by in Investing Activities	-	-

Cash flows from financing activities:
Proceeds from motes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-

Cash and cash equivalent - beginning of period	-	-

Cash and cash equivalent - end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of payables to common stock	$ 10,000	$ -

See accompanying notes to financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Condensed Consolidated Statements of Stockholders' Deficit
Three Months Ended March 31, 2020 and 2019
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Shares issued to cover payable	220,000,000	220,000	(210,000)	-	10,000

Net loss	-	-	-	(29,134)	(29,134)

Balance, March 31, 2020	202,033,011	$202,180	$ 20,458,603	$ (20,698,134)	$ (19,134)

Balance, December 31, 2018	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Net loss	-	-	-	-	-

Balance, March 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

See accompanying notes to financial statements

CHUN CAN CAPITAL GROUP

(formerly Cintel Corp. and Subsidiary)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chun Can Capital Group (formerly Cintel Corp.) (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), necessary to state fairly the financial information included herein.

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company is a non-operating shell company which has experienced recurring operating losses and has.an accumulated deficit.  These conditions raise uncertainty about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 2 - Income Taxes

The corporate tax rates is 21%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.

CHUN CAN CAPITAL GROUP

(formerly Cintel Corp. and Subsidiary)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Income Taxes (Continued)

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.  The Company had net operating losses of $20,698,134 at March 31, 2020.

The provision for income taxes for the three months ended March 31, 2020 and 2019 are summarized as follows:

	2020	2019

Income tax – current	$(6,118)	$-
Income tax – deferred	6,118	-
	$-	$-

The Company has deferred tax assets (liabilities) at March 31, 2020 and December 31, 2019 as follows:

	2020	2019

Net operating loss carryforwards	$4,346,608	$4,340,490
Valuation allowance	(4,346,608)	(4,340,490)
	$-	$-

Note 3 – Capital Stock

On February 19, 2020, the Company issued 220,000,000 shares of common stock to a company controlled by the legal custodian of the Company to convert $10,000 in payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Chun Can Capital Group (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on August 16, 1996.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2020	2019

Current Assets	$-	$-
Current Liabilities	19,134	-
Working Capital (Deficit)	$(19,134)	$-

Cash Flows

	March 31,	March 31,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $29,134.00 compared with $0 for the three months ended March 31, 2019.  Operating expenses for the three months ended March 31, 2020 consisted of general and administrative expenses of $29,134.00 compared to $0 for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recorded a net loss of ($29,134.00) compared with net loss of $0 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As at March 31, 2020, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2019. As of March 31, 2020, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2019.

As of March 31, 2020, the Company had total liabilities of $19,134.00 compared with total liabilities of $0 as at March 31, 2019.  Liabilities for the three months ended March 31, 2020 consisted of accounts payable of $16,889.00 compared to $0 for the three months ended March 31, 2019;and accounts payable – related of $2,245.00 compared to $0 for the three months ended March 31, 2019.

Cashflow from Operating Activities

During the three months ended March 31, 2020 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2019.

Cashflow from Financing Activities

During the three months ended March 31, 2020 the Company received cash from financing activities of $0 as compared to $0 for the three months ended March 31, 2019.

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

Future Financing

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2020	Chun Can Capital Group

By: /s/Clara I. Gomez
Clara I. Gomez, Chief Executive Officer

Dated: May 22, 2020	Chun Can Capital Group
By: /s/Clara I. Gomez
Clara I. Gomez, Chief Financial Officer