Form 10-Q
period 2020-06-30
Chun Can Capital Group
filed 2020-08-14
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 220,033,011 shares of common stock as of August 13, 2020.

PART 1 FINANCIAL STATEMENTS

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2020

C O N T E N T S

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2920 AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	17,389	-
Accounts payable - related	2,245	-
Total current liabilities	19,634	-

Total Liabilities	19,634	-

Stockholders' deficit
Preferred stock: par value $0.001 per share, 30,000,000
Shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized; 220,033,011 and 33,011 shares issued
and outstanding	220,033	33
Additional paid-in capital	20,458,967	20,668,967
Accumulated deficit	(20,698,634)	(20,669,000)
Total stockholders' deficit	(19,634)	-

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	500	-	29,634	-
Total operating expenses	500	-	29,634	-

Loss from operations	(500)	-	(29,634)	-

Other expenses:
Interest expense	-	-	-	-
Total other expenses	-	-	-	-

Income (loss) before income taxes	(500)	-	(29,634)	-

Income tax expense	-	-	-	-

Net loss	$ (500)	$ -	$ (29,634)	$ -

Income (loss) per share – basic and diluted:	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average number of
common shares outstanding - basic and diluted	220,033,011	33,011	160,475,000	33,011

See accompanying notes to financial statements

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)
For the Six Months Ended
June 30,
	2020	2019

Cash flows from operating activities:

Net income (loss)	$ (29,634)	$ -
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Increase (decrease) in liabilities
Accounts payable	17,389	-
Accounts payable - related party	12,245	-

Cash provided by (Used in) Operating Activities	-	-

Cash flows from investing activities:

Cash provided by in Investing Activities	-	-

Cash flows from financing activities:
Proceeds from motes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-

Cash and cash equivalent - beginning of period	-	-

Cash and cash equivalent - end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of payables to common stock	$ 10,000	$ -

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND SIX MONTHS ENDED JUNE 31, 2020 AND 2019
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Shares issued to cover payable	220,000,000	220,000	(210,000)	-	10,000

Net loss	-	-	-	(29,134)	(29,134)

Balance, March 31, 2020	202,033,011	$220,033	20,458,967	(20,698,134)	(19,134)

Net loss	-	-	-	(500)	(500)

Balance, June 30, 2020	202,033,011	$220.033	$ 20,458,967	$ (20,698,634)	$ (19,634)

Balance, December 31, 2018	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Net loss	-	-	-	-	-

Balance, March 31, 2019	33,011	$ 33	20,668,967	(20,669,000)	-

Net loss	-	-	-	-	-

Balance, June 30, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

CHUN CAN CAPITAL GROUP

(formerly CINTEL CORP. AND SUBSIDIARY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Income Taxes (Continued)

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.  The Company had net operating losses of $20,698,634 at June 30, 2020.

The provision for income taxes for the three months ended June 30, 2020 and 2019 are summarized as follows:

	2020	2019

Income tax – current	$(6,223)	$-
Income tax – deferred	6,223	-
	$-	$-

The Company has deferred tax assets (liabilities) at June 30, 2020 and December 31, 2019 as follows:

	2020	2019

Net operating loss carryforwards	$4,346,713	$4,340,490
Valuation allowance	(4,346,713)	(4,340,490)
	$-	$-

Note 3 – Capital Stock

On February 19, 2020, the Company issued 220,000,000 shares of common stock to a company controlled by the legal custodian of the Company to convert $10,000 in payables.

Note 4 – Subsequent Events

On August 12, 2020, the Company completed an agreement to acquire a Gold Mine in the Democratic Republic of the Congo (DRC), Africa, with 3,000,000 ounces of Inferred Gold Resources according to a JORC Report, and has appointed a new Senior Management Team with H.E Dr. Fahed Al Merhebi of Zurich Capital Funds Holdings Inc. as Chairman of the Board. Additionally, the Company appointed Ms. Zoli Macanda Simbodyal as the Chief Executive Officer, and Mr. James Mufaro as Chief Operating Officer.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2020	2019

Current Assets	$-	$-
Current Liabilities	19,634	-
Working Capital (Deficit)	$(19,634)	$-

Cash Flows

	June 30,	March 31,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months and six ended June 30, 2020 and $0 for the three months and six months ended June 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2020 were $500.00 compared with $0 for the three months ended June 30, 2019.  Operating expenses for the three months ended March 31, 2020 consisted of general and administrative expenses of $500.00 compared to $0 for the three months ended June 30, 2019.

Operating expenses for the six months ended June 30, 2020 were $29,634.00 compared with $0 for the six months ended June 30, 2019.  Operating expenses for the six months ended June 30, 2020 consisted of general and administrative expenses of $29,634.00 compared to $0 for the six months ended June 30, 2019.

During the three months ended June 30, 2020, the Company recorded a net loss of ($500.00) compared with net loss of $0 for the three months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recorded a net loss of ($29,634.00) compared with net loss of $0 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company's cash balance was $0 compared to cash balance of $0 at June 30, 2019. As of June 30, 2020, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2019.

As of June 30, 2020, the Company had total liabilities of $19,634.00 compared with total liabilities of $0 as of yearend December 31, 2019.  Liabilities for the six months ended June 30, 2020 consisted of accounts payable of $17,389.00 compared to $0 for the yearend December 31, 2019; and accounts payable – related of $2,245.00 compared to $0 for the yearend December 31, 2019.

Cashflow from Operating Activities

During the six months ended June 30, 2020 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2019.

Cashflow from Financing Activities

During the six months ended June 30, 2020 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2019.

Subsequent Developments

On August 12, 2020, the Company completed an agreement to acquire a Gold Mine in the Democratic Republic of the Congo (DRC), Africa, with 3,000,000 ounces of Inferred Gold Resources according to a JORC Report, and has appointed a new Senior Management Team with H.E Dr. Fahed Al Merhebi of Zurich Capital Funds Holdings Inc. as Chairman of the Board. Additionally, the Company appointed Ms. Zoli Macanda Simbodyal as the Chief Executive Officer, and Mr. James Mufaro as Chief Operating Officer.

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

Dated: August 14, 2020	Chun Can Capital Group

By: /s/Clara I. Gomez
Clara I. Gomez, Chief Executive Officer

Dated: August 14, 2020	Chun Can Capital Group
By: /s/Clara I. Gomez
Clara I. Gomez, Chief Financial Officer