Form 10-Q
period 2020-09-30
Chun Can Capital Group
filed 2020-11-17
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-100046

CHUN CAN CAPITAL GROUP

(Exact name of registrant as specified in its charter)

Nevada	52-2360156
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

Grosvenor Business Tower Sheikh Zayed Road, 9th Floor Office 901 P.O. Box 410550
Dubai, United Arab Emirates	n/a
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 220,033,011 shares of common stock as of November 17, 2020.

PART 1 FINANCIAL STATEMENTS

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

C O N T E N T S

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	28,456	-
Accounts payable- related	9,660	-
Total current liabilities	38,116	-

Total liabilities	38,116	-

Commitments	-	-

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 220,033,011 and 33,011 shares issued
and outstanding	220,033	33
Additional paid-in capital	20,458,967	20,668,967
Accumulated deficit	(20,717,116)	(20,669,000)
Total stockholders' deficit	(38,116)	-

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to unaudited financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	18,482	-	48,116	-
Total operating expenses	18,482	-	48,116	-

Loss from operations	(18,482)	-	(48,116)	-

Other expenses:
Interest expense	-	-	-	-
Total other expenses	-	-	-	-

Income (loss) before income taxes	(18,482)	-	(48,116)	-

Income tax expense	-	-	-	-

Net loss	$ (18,482)	$ -	$ (48,116)	$ -

Income (loss) per share – basic and diluted:	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average number of
common shares outstanding - basic and diluted	220,033,011	33,011	180,545,832	33,011

See accompanying notes to unaudited financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

For the Nine Months Ended
September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$ (48,116)	$ -
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	28,456	-
Accounts payable- related	19,660	-
Cash provided by (used in) operating activities	-	-

Cash flows from investing activities:
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-
Cash and cash equivalent - beginning of period	-	-

Cash and cash equivalent - end of period	$ -	$ -

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of payables to common stock	$ 10,000	$ -

See accompanying notes to unaudited financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Shares issued to convert payables	220,000,000	220,000	(210,000)	-	10,000
Net loss	-	-	-	(29,134)	(29,134)

Balance, March 31, 2020	220,033,011	220,033	20,458,967	(20,698,134)	(19,134)

Net loss	-	-	-	(500)	(500)

Balance, June 30, 2020	220,033,011	220,033	20,458,967	(20,698,634)	(19,634)

Net loss	-	-	-	(18,482)	(18,482)

Balance, September 30, 2020	220,033,011	$ 220,033	$ 20,458,967	$ (20,717,116)	$ (38,116)

Balance, December 31, 2018	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Net loss	-	-	-	-	-

Balance, March 31, 2019	33,011	33	20,668,967	(20,669,000)	-

Net loss	-	-	-	-	-

Balance, June 30, 2019	33,011	33	20,668,967	(20,669,000)	-

Net loss	-	-	-	-	-

Balance, September 30, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

See accompanying notes to unaudited financial statements.

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

7

CHUN CAN CAPITAL GROUP

(formerly CINTEL CORP. AND SUBSIDIARY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 2 - Income Taxes (Continued)

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire beginning in years 2020.  The Company had net operating losses of approximately $20,669,000 at September 30, 2020.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	2020	2019

Income tax – current	$(10,104)	$-
Income tax – deferred	10,104	-
	$-	$-

The Company has deferred tax assets (liabilities) at September 30, 2020 and December 31, 2019 as follows:

	2020	2019

Net operating loss carryforwards	$4,350,594	$4,340,490
Valuation allowance	(4,350,594)	(4,340,490)
	$-	$-

Note 3 – Capital Stock

On February 19, 2020, the Company issued 220,000,000 shares of common stock to a company controlled by the legal custodian of the Company to convert $10,000 in payables.

Note 4 – Acquisition of Mine

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	September 30,
	2020	2019

Current Assets	$-	$-
Current Liabilities	38,116	-
Working Capital (Deficit)	$(38,116)	$-

Cash Flows

	September 30,	September 30,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months and nine ended September 30, 2020 and $0 for the three months and nine months ended September 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2020 were $18,482.00 compared with $0 for the three months ended September 30, 2019.  Operating expenses for the three months ended September 30, 2020 consisted of general and administrative expenses of $18,482.00 compared to $0 for the three months ended September 30, 2019.

Operating expenses for the nine months ended September 30, 2020 were $48,116.00 compared with $0 for the nine months ended September 30, 2019.  Operating expenses for the nine months ended September 30, 2020 consisted of general and administrative expenses of $48,116.00 compared to $0 for the nine months ended September 30, 2019.

During the three months ended September 30, 2020, the Company recorded a net loss of ($18,482.00) compared with net loss of $0 for the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company recorded a net loss of ($48,116.00) compared with net loss of $0 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2019. As of September 30, 2020, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2019.

As of September 30, 2020, the Company had total liabilities of $38,116.00 compared with total liabilities of $0 as of year-end December 31, 2019.  Liabilities for the nine months ended September 30, 2020 consisted of accounts payable of $28,456.00 compared to $0 for the year-end December 31, 2019; and accounts payable – related of $9,660.00 compared to $0 for the year-end December 31, 2019.

Cashflow from Operating Activities

During the nine months ended September 30, 2020 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2019.

Cashflow from Financing Activities

During the nine months ended September 30, 2020 the Company received cash from financing activities of $0 as compared to $0 for the nine months ended September 30, 2019.

Subsequent Developments

None.

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

Dated: November 17, 2020	Chun Can Capital Group

By: /s/Clara I. Gomez
Clara I. Gomez, President

Dated: November 17, 2020	Chun Can Capital Group
By: /s/Clara I. Gomez
Clara I. Gomez, Chief Financial Officer