Form 10-K
period 2020-12-31
CHUN CAN CAPITAL GROUP
filed 2021-04-21
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-100056

CHUN CAN CAPITAL GROUP

(Exact name of registrant as specified in its charter)

Nevada		52-2360156
(State or other jurisdiction of incorporation or organization)		(IR.S. Employer Identification No.)

7323 Oswego Road
Liverpool, N.Y.		13090
(Address of principal executive offices)		(Zip Code)

(315) 701-1032
Registrant’s telephone number Including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 21, 2021, was $127,206.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.220,033,011 shares of common stock are outstanding as of April 24, 2021.

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

TABLE OF CONTENTS

PART I

Item 1	Business	4
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Mine Safety Disclosures	5

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6.	Selected Financial Data	6
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosures About Market Risk`	10
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	20
Item 9B	Other Information	22

PART III

Item 10	Directors, Executive Officers and Corporate Governance	22
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	23
Item 14	Principal Accounting Fees and Services	23

PART IV

Item 15	Exhibits, Financial Statement Schedules	24

SIGNATURES		24

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

FISCAL YEAR ENDED DECEMBER 31, 2020:	High	Low
December 31, 2020	$12.00	$12.00
September 30. 2020	$12.00	$12.00
June 30, 2020	$12.00	$12.00
March 31, 2020	$12.00	$12.00

FISCAL YEAR ENDED DECEMBER 31, 2019:
December 31, 2019	$12.00	12.00
September 30, 2019	$12.00	$12.00
June 30, 2019	$12.00	$12.00
March 31, 2019	$12.00	$12.00

SHAREHOLDERS OF RECORD

As of April 21, 2021, there were approximately 220,033,011 shares of our common stock issued and outstanding.  There are approximately 295 shareholders of record at April 21, 2021.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2020, there were 220,033,011 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2020, the Registrant had the following sale of unregistered securities:

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

Overview

   Chun Can Capital Group.  (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on August 16, 1996.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has no principal operations. The Company has a December 31 year end. As of December 31, 2020, the issued and outstanding shares of common stock totaled 33,011,

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2020	2019
Current Assets	$ -	$ -
Current Liabilities	58,234	-
Working Capital (Deficit)	$(58,234)	$-

Cash Flows

	December 31,	December 31,
	2020	2019
Cash Flows from (used in) Operating Activities	$ -	$ -
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

REVENUES

We have generated no revenues for the years ended December 31, 2020 and 2019.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2020 were $68,234 compared with $0 for the year ended December 31, 2019.  The increase in Operating expenses for 2020 consisted of an increase in general and administrative expenses for the year ended December 31, 2020 of $68,234 from $0 for the year ended December 31, 2019.

During the year ended December 31, 2020, the Company recorded a net loss of $68,234, compared with net loss of $0 for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2019. As of December 31, 2020, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2019.

As of December 31, 2020, the Company had total liabilities of $58,234 compared with total liabilities of $0 as at December 31, 2019.  The increase in total liabilities for the year ended December 31, 2020 consisted of an increase in accounts payable for the year ended December 31, 2020 of $26,361 from $0 for the year ended December 31, 2019; and an increase in due to related party for the year ended December 31, 2020 of $31,873 from $0 for the year ended December 31, 2019.

As of December 31, 2020, the Company has a working capital of ($58,234) compared with working capital of $0 at December 31, 2019.

Cashflow from Operating Activities

During the year ended December 31, 2020 the Company used $0 of cash for operating activities compared to $0 of cash used by operating activities during the year ended December 31, 2019.

Cashflow from Financing Activities

During the years ended December 31, 2020 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December31, 2019.

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

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30-day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one-year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight-line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2020

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Chun Can Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chun Can Capital Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company has no operations, has ongoing net losses, and an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

April 21, 2021

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Consolidated Balance Sheets
December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets
Cash and cash equivalent	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 26,361	$ -
Accounts payable - related	31,873	-
Total current liabilities	58,234	-

Stockholders' Deficit
Preferred stock: par value $0.001 per share, 30,000,000
Shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 300,000,000
Shares authorized, 220,033,011 and 33,011 shares issued
and outstanding	220,033	33
Additional paid-in capital	20,458,967	20,668,967
Accumulated deficit	(20,737,234)	(20,669,000)
Total stockholders' deficit	(58,234)	-

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Consolidated Statements of Operations
Years ended December 31, 2020 and 2019

	For the Years Ended
	December 31,
	2020	2019

Net revenues	$ -	$ -

Operating expenses:
General and administrative expenses	68,234	-
Total operating expenses	68,234	-
Loss from operations	(68,234)	-

Other income (expenses):
Other income (expense)	-	-
Impairment loss on investment	-	-
Share of loss from equity investment	-	-
Foreign currency transactions, net	-	-
Gain on debt settlement	-	-
Other income (expenses), net	-	-

Income (loss) before income taxes	(68,234)	-

Income tax expense	-	-

Net income (loss)	(68,234)	-

Income (loss) per share – basic and diluted:	$ (0.00)	$ -

Weighted average number of
common shares outstanding - basic and diluted	189,978,366	33,011

See accompanying notes to financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Consolidated Statements of Cash Flows
Years ended December 31, 2020 and 2019

For the year ended
December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$ (68,234)	$ -
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	26,361	-
Accounts payable- related	41,873	-
Cash provided by (used in) operating activities	-	-

Cash flows from investing activities:
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-
Cash and cash equivalent - beginning of year	-	-

Cash and cash equivalent - end of year	$ -	$ -

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of payables to common stock	$ 10,000	$ -

See accompanying notes to financial statements.

Chun Can Capital Group
(formerly Cintel Corp. and Subsidiary)
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2020 and 2019

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	33,011	$ 33	$20,668,967	$(20,669,000)	$ -

Net loss	-	-	-	-	-

Balance, December 31, 2019	33,011	33	20,668,967	(20,669,000)	-

Shares issued to convert payables	220,000,000	220,000	(210,000)	-	10,000
Net loss	-	-	-	(68,234)	(68,234)

Balance, December 31, 2019	220,033,011	$220,033	$20,458,967	$(20,737,234)	$ (58,234)

See accompanying notes to financial statements.

Chun Can Capital Group

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Acquisitions of these subsidiaries were financed by issuing convertible debts to various parties.  In October 2009, the convertible debts issued to Woori PEF was called, and in December 2009, to satisfy the debts, the Company transferred to the creditor (1) 100% ownership in Bluecomm, (2) 48% ownership in PDT and (3) 32% ownership interest in PSTS.  As a result, the Company had only one wholly-owned subsidiary, Cintel Korea as of December 31, 2010.  In 2011, the Company abandoned its’ investment in Cintel Korea.

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

Chun Can Capital Group

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Chun Can Capital Group (formerly Cintel Corp.) and its wholly owned subsidiary, Cintel Korea, (collectively, the Company).  Intercompany transactions and balances have been eliminated in consolidation. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting.

Where the functional currency of the Company's foreign subsidiaries is the local currency, all assets and liabilities are translated into U.S. dollars, in accordance with FASB ASC 830, Foreign Currency Translation, using the exchange rate on the consolidated balance sheet date, and revenues and expenses are translated at average rates prevailing during the period.  Accounts and transactions denominated in foreign currencies have been re-measured into functional currencies before translated into U.S. dollars.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income.  At December 31, 2019 and 2018, the Company no longer had foreign subsidiaries denominated in local currencies.

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

Chun Can Capital Group

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Chun Can Capital Group

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Note 3 - Income Taxes

The corporate tax rates was 21%. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses in the United States, as it is not likely that they will be realized.

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.

The provision for income taxes for the years ended December 31, 2020 and 2019 are summarized as follows:

	2020	2019

Income tax – current	$(14,329)	$-
Income tax – deferred	14,329	-
	$-	$-

The Company has deferred tax assets (liabilities) at December 31, 2020 and 2019 were approximately as follows:

	2020	2019

Net operating loss carryforwards	$4,355,000	$4,340,000
Valuation allowance	(4,355,000)	(4,340,000)
	$-	$-

Chun Can Capital Group

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 4 – Capital Stock

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2020, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)

We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

We have instituted remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2021 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2019 and/or December 31, 2020 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Clara Gomez	26	Chief Executive & Chief Financial Officer and Director	2019

Clara J. Gomez

Clara J. Gomez, Chief Executive Officer, Chief Financial Oficer and Director has a degree in Business Administration and Accounting from the Univeridad Abierta Para Auditos (UAPA) Santo Domingo.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2020, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara J. Gomez	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Clara J. Gomez	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2020	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2019 and December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2020 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock; the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Clara J. Gomez	Common	0	0
Costa Rica Street, Yesiana Rosa I
Santo Domingo Este 11406

All Directors and officers as a group (1 member)	Common	0	0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2020	2019
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2021.

Cannonau Corp.

By:	/ s/ Clara J. Gomez
Clara J. Gomez
Chief Executive Officer
(Principal executive officer)