Form 10-K/A
period 2020-12-31
CHUN CAN CAPITAL GROUP
filed 2021-04-22
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE

Chun Can Capital Group (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2021, solely to add three additional officers and directors for the Company and their related biographies, share ownership and compensation for fiscal year ended December 31, 2020 in Part III of this Annual Report.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2019 and/or December 31, 2020 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Clara I. Gomez	27	President/Chief Financial Officer/Director	2019

H. E. Dr. Fahed Merhebi	37	Chairman of the Board	2020

Zoliwe Macanda Simbodyal	49	Chief Executive Officer	2020

James Mufara	46	Chief Operating Officer	2020

Clara I. Gomez

Clara I. Gomez, President, Chief Financial Officer and Director has a degree in Business Administration and Accounting from the Univeridad Abierta Para Auditos (UAPA) Santo Domingo.

H. E. Dr. Fahed Merhebi

H.E Dr. Fahed Merhebi, Chairman - was born in Kuwait in 1983 from Lebanon origin and an aristocracy family class in Lebanon who have been there since 1714. He graduated with a PhD in finance and international law. He is experienced in banking and finance in UEA, where he has carried several titles, including the Prince of Finance. Dr. Merhebi was chosen by Arab News as the most influential figure for the year 2016.  From February 2006 to present, Dr. Merhebi has acted as chairman of Zurich Capital Funds, an international holding company with businesses across various sectors such as Finance, Real Estate, Renewable Energy, Modern Agriculture and, Telecommunication, LED and General Trading.  From January 2014 to present, Dr. Fahed Merhebi has served as Ambassador At-Large. (Institutional Development) - MENA-GCC- & Eastern Europe of IIMSAM, an Intergovernmental Institution for the Use of Micro-Algae Spirulina Against Malnutrition the Intergovernmental Observer to the United Nations Economic and Social Council Under ECOSOC, registered under United Nations Treaty Series No. 37542-37543, dated 12th June 2001; in accordance with the Article 102 of the Charter of the United Nations.  From 2016 to present, Dr. Fahed Merhebi has served as Ambassador Deputy Secretary General. (Institutional Development) - MENA-GCC- & Eastern Europe of IIMSAM, an Intergovernmental Institution for the Use of Micro-Algae Spirulina Against Malnutrition the Intergovernmental Observer to the United Nations Economic and Social Council Under ECOSOC, registered under United Nations Treaty Series No. 37542-37543, dated June 12, 2001; in accordance with the Article 102 of the Charter of the United Nations.  Dr. Fahed Merhebi previously served as Deputy President of the Arab African Council for Integration and Development (AKF-FOS AACID UN DESA CSO).  Dr. Fahed Merhebi has served as Ambassador At-Large &. Deputy-Director General of (SEAPI) Sustainable Energy Alternatives Project Initiative IIMSAM, UN registered under United Nations Treaty Series No. 37542-37543, dated 12th June 2001; in accordance with the Article 102 of the Charter of the United Nations.  Dr. Fahed Merhebi was appointed as DSG (ICAFE) to the Intergovernmental Collaborative Action Fund for Excellence.

Zoliwe Macanda Simbodyal

Ms. Zoli Macanda-Simbodyal, Chief Executive Officer - is a Chartered Accountant, B Com. Hons. (Univ. of Cape Town). She also received the following degrees: MSc Finance (University of Wales), CA(SA), ACA (England & Wales).  Ms. Macanda-Simbodyal holds several directorships in portfolio of companies in South Africa and London. She is a financial advisor with project management experience with the following companies:  Pricewaterhouse Coopers, Chartered Accountants & Auditors.  NM Rothschild Investment Bank in London, New York and South Africa.  Her experience includes several corporate finance advisories, including privatization, Initial Public Offering (IPO’s), mergers and acquisitions, divestitures including management buy-out and project management transactions.  Ms. Macanda-Simbodyal worked for a time as a Finance Director at MTN/ Orbicom, assisting the Group in advancing their African operation projects in telecommunications. She founded Bele Holdings, which capitalizes on commercial opportunities. She is a Director, Chief Financial Officer and Chairman of Bele Holdings (Pty) Limited located in South Africa. In January 2012, Ms. Macanda-Simbodyal was appointed a non-executive Director and Chairperson of the audit committee of Ubank Limited and Ubank Controlling Company Limited, representing the South African Chamber of Mines.

James Mufara

James Mufara, Chief Operating Officer - a Zimbabwean national, received an MBA in Business Administration in 2013 and a BS in Engineering in 1999. He is an experienced mining professional, having operated in various roles in Africa. From November 2018 to Present, Mr. Mufara served at Samancor Chrome, Johannesburg, South Africa as their Chief Operations Director. Prior to his role was Head of Mining.  Samancor Chrome’s core business is the mining and smelting of chrome ore. With an annual capacity of some 1.8 million tons of ferrochrome and chromite ore, Samancor Chrome is the largest chrome mining and second largest producer of ferrochrome in the world.  Mr. Mufara also worked for Konkola Copper Mines (KCM), Zambia as Technical Director. Mr. Mufara spent 6 years at Harmony Gold Mining, South Africa, which is the third largest producer of gold in South Africa and operates mines in South Africa and Papua New Guinea (PNG). The company had a market capitalization of R22.9 billion (US$1.6 billion) on 30 June 2016 and it has about 30,441 employees (including contractors) in South Africa. From November 2011 to May 2012, Mr. Mufara worked for Tshepong Mine, South Africa as General Manager.  From 2006 – 2011, Mr. Mufara worked for Goldfields, South Africa in varying roles including Operations Manager. Goldfields is the ninth largest gold producing company in the world, second largest in South Africa. The company has a market capitalization of R99.13 billion (US$7.51billion) as of December 2016 and employs about 49,715 employees (including contractors) around the world.  Mr. Mufara served 7 years with Anglo American Corporation, from 1999 – 2006. Anglo American has a global and diversified mining business, using the latest technologies to find new resources, plan and build mines, and mine, process, move and market products to customers around the world.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Clara I. Gomez	$0	President & Chief Financial Officer and Director

H. E. Dr. Fahed Merhebi	$0	Chairman of the Board

Zoliwe Macanda Simbodyal	$0	Chief Executive Officer

James Mufara	$0	Chief Operating Officer

SUMMARY COMPENSATION TABLE ‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Clara I. Gomez	2019	$0	$0	$0	$0	$0	$0	$0	$0
(President & Chief Financial Officer and Director)	2020	$0	$0	$0	$0	$0	$0	$0	$0

H. E. Dr. Fahed	2020	$0	$0	$0	$0	$0	$0	$0	$0
Merhebi (Chairman of the Board)

Zoliwe Macanda	2020	$0	$0	$0	$0	$0	$0	$0	$0
Simbodyal (Chief Executive Officer)

James Mufara	2020	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Operating Officer

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

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Clara J. Gomez	Common	0	0
Costa Rica Street, Yesiana Rosa I
Santo Domingo Este 11406

H. E. Dr. Fahed Merhebi	Common	114,417,165	52%
Sheikh Zayed Road
Barsha Heights GH Tower, Level 9, Dubai, UAE

Zoliwe Macanda-Simbodyal	Common	0	0
17A Graver Road, Bedfordview 2007
South Africa

James Mufara	Common	0	0
Unit 4, 13 Tamar Street Sandton
Johannesburg, South Africa 2196

All Directors and officers as a group ( 4 member )	Common	114,417,165	52%

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

Chun Can Capital Group

By:	/ s/ Zoliwe Macanda Simbodyal
Zoliwe Macanda Simbodyal
Chief Executive Officer
(Principal executive officer)

By:	/ s/ Clara I. Gomez
Clara I. Gomez
President & Chief Financial Officer
(Principal financial officer)