Form 10-Q
period 2021-03-31
CHUN CAN CAPITAL GROUP
filed 2021-05-25
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 220,033,011 shares of common stock as of May 25, 2021.

PART 1 FINANCIAL STATEMENTS

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

C O N T E N T S

CHUN CAN CAPITAL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2921 AND DECEMBER 31, 2020 (Unaudited)

	March 31,	December 31,
	2021	2020
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	27,361	26,361
Accounts payable - related	31,873	31,873
Total current liabilities	59,234	58,234

Total Liabilities	59,234	58.234

Stockholders' deficit
Preferred stock: par value $0.001 per share, 30,000,000
Shares authorized, none issued and outstanding	-	-
Common stock: par value $0.001 per share, 270,000,000
shares authorized; 220,033,011 and 33,011 shares issued
and outstanding	220,033	220,033
Additional paid-in capital	20,458,967	20,458,967
Accumulated deficit	(20,738,234)	(20,737,234)
Total stockholders' deficit	(59,234)	(58,234)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)
	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$ -	$ -

Operating expenses:
General and administrative	1,000	29,134
Total operating expenses	1,000	29,134

Loss from operations	(1,000)	(29,134)

Other income (expense)
Interest expenses	-	-
Total other expense	-	-

Income (loss) before income taxes	(1,000)	(29,134)

Income tax expense	-	-

Net loss	$ (1,000)	$ (29,134)

Income (loss) per share - basic and diluted	$ (0.00)	$ (0.88)

Weighted average number of common shares outstanding–basic and diluted	220,033.011	33,011

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)
For the Three Months Ended
March 31,
	2020	2019

Cash flows from operating activities:

Net income (loss)	$ (1,000)	$ (29,134)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Increase (decrease) in liabilities
Accounts payable	1,000	16,889
Accounts payable - related party	-	12,245

Cash provided by (Used in) Operating Activities	-	-

Cash flows from investing activities:

Cash provided by in Investing Activities	-	-

Cash flows from financing activities:
Proceeds from motes payable	-	-
Principal payments of notes payable	-	-
Cash used in financing activities	-	-

Net decrease in cash and cash equivalent	-	-

Cash and cash equivalent - beginning of period	-	-

Cash and cash equivalent - end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of payables to common stock	$ -	$ 10,000

See accompanying notes to financial statements.

CHUN CAN CAPITAL GROUP
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	220,033,011	$220,033	$ 20,458,967	$ (20,737,234)	$ (58,234)

Net loss	-	-	-	(1,000)	(1,000)

Balance, March 31, 2021	202,033,011	$220,033	$ 20,458,967	$ (20,738,234)	$ (59,234)

Balance, December 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Shares issued to convert payable	220,000,000	220,000	(210,000)	-	10,000

Net loss	-	-	-	(29,134)	(29,134)

Balance, March 31, 2020	220,033,011	$220,033	$ 20,458,967	$ (20,698,124)	$ (19,134)

See accompanying notes to financial statements

CHUN CAN CAPITAL GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. While the Company believes that the disclosures are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

CHUN CAN CAPITAL GROUP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Note 2 - Income Taxes (Continued)

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire in years 2020 to 2029.  The Company had net operating losses of $20,738,000 at March 31, 2021.

The provision for income taxes for the three months ended March 31, 2021 and 2020 are summarized as follows:

	2021	2020

Income tax – current	$(210)	$(6,118)
Income tax – deferred	210	6,118
	$-	$-

The Company has deferred tax assets (liabilities) at March 31, 2020 and December 31, 2019 as follows:

	2021	2020

Net operating loss carryforwards	$4,355,000	$4,355,000
Valuation allowance	(4,355,000)	(4,355,000)
	$-	$-

Note 3 – Capital Stock

The Company did not issue any shares of capital stock during the three months ended March 31, 2021.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2021	2020

Current Assets	$-	$-
Current Liabilities	19,134	-
Working Capital (Deficit)	$(19,134)	$-

Cash Flows

	March 31,	March 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2021 were $1,000 compared with $29,134 for the three months ended March 31, 2020.  Operating expenses for the three months ended March 31, 2021 consisted of general and administrative expenses of $1,000 compared to $29,134 for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company recorded a net loss of ($1,000) compared with net loss of ($29,134) for the three months ended March 31, 2020.

Liquidity and Capital Resources

As at March 31, 2021, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2020. As of March 31, 2021, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2020.

As of March 31, 2021 the Company had total liabilities of $59,234 compared with total liabilities of $58,234 as at March 31, 2020.  Liabilities for the three months ended March 31, 2021 consisted of accounts payable of $27,361 compared to $26,361 for the three months ended March 31, 2020;and accounts payable – related of $31,873 compared to $31,873 for the three months ended March 31, 2020.

Cashflow from Operating Activities

During the three months ended March 31, 2021 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2020.

Cashflow from Financing Activities

During the three months ended March 31, 2021 the Company received cash from financing activities of $0 as compared to $0 for the three months ended March 31, 2020.

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

Dated: May 25, 2021	Chun Can Capital Group

By: /s/Zoliwe Macanda Simbodyal
Zoliwe Macanda Simbodyal, Chief Executive Officer (Principal executive officer)

Dated: May 25, 2021	Chun Can Capital Group
By: /s/Clara I. Gomez
Clara I. Gomez, President & Chief Financial Officer (Principal financial Officer)