Form 10-Q
period 2021-06-30
CHUN CAN CAPITAL GROUP
filed 2021-09-24
CIK 1191334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-100046

CHUN CAN CAPITAL GROUP

(Exact name of registrant as specified in its charter)

Nevada	52-2360156
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

7323 Oswego Road
Liverpool, NY	13090
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

PART 1 FINANCIAL STATEMENTS

CHUN CAN CAPITAL GROUP

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

C O N T E N T S

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total current assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	26,361	26,361
Accounts payable- related	40,787	31,873
Total current liabilities	67,148	58,234

Total liabilities	67,148	58,234

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 30,000,000
shares authorized, none issued and outstanding	—	—
Common stock: par value $0.001 per share, 270,000,000
shares authorized, 220,033,011 and 33,011 shares issued
and outstanding	220,033	220,033
Additional paid-in capital	20,458,967	20,458,967
Accumulated deficit	(20,746,148)	(20,737,234)
Total stockholders' deficit	(67,148)	(58,234)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	7,914	500	8,914	29,634
Total operating expenses	7,914	500	8,914	29,634

Loss from operations	(7,914)	(500)	(8,914)	(29,634)

Other expenses:
Interest expense	—	—	—	—
Total other expenses	—	—	—	—

Income (loss) before income taxes	(7,914)	(500)	(8,914)	(29,634)

Income tax expense	—	—	—	—

Net loss	$(7,914)	$(500)	$(8,914)	$(29,634)

Income (loss) per share – basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic and diluted	220,033,011	220,033,011	220,033,011	160,475,000

See accompanying notes to unaudited financial statements.

CHUN CAN CAPITAL GROUP
(formerly CINTEL CORP. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	220,033,011	$ 220,033	$ 20,458,967	$ (20,737,234)	$ (58,234)

Net loss	-	-	-	(1,000)	(1,000)

Balance, March 31, 2021	220,033,011	220,033	20,458,967	(20,738,234)	(59,234)

Net loss	-	-	-	(7,913)	(7,913)

Balance, June 30, 2021	220,033,011	$ 220,033	$ 20,458,967	$ (20,746,147)	$ (67,148)

Balance, December 31, 2019	33,011	$ 33	$ 20,668,967	$ (20,669,000)	$ -

Shares issued to cover payable	220,000,000	220,000	(210,000)		10,000

Net loss	-	-	-	(29,134)	(29,134)

Balance, March 31, 2020	220,033,011	220,033	20,458,967	(20,698,134)	(19,134)

Net loss	-	-	-	(500)	(500)

Balance, June 30, 2020	220,033,011	$ 220,033	$ 20,458,967	$(20,698,634)	$ (19,634)

See accompanying notes to unaudited financial statements.

CINTEL CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

For the Six Months Ended
June 30,

	2021	2020
Cash flows from operating activities:
Net income (loss)	$(8,914)	$(29,634)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	—	17,389
Accounts payable- related	8,914	12,245
Cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net decrease in cash and cash equivalent	—	—
Cash and cash equivalent - beginning of period	—	—

Cash and cash equivalent - end of period	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities:
Conversion of payables to common stock	$10,000	$—

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

CHUN CAN CAPITAL GROUP

(formerly CINTEL CORP. AND SUBSIDIARY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Income Taxes (Continued)

The U.S. tax losses can be carried forward for 15 to 20 years to offset future taxable income and expire beginning in years 2020.  The Company had net operating losses of $20,746,148 at June 30, 2021.

The provision for income taxes for the six months ended June 30, 2021 and 2020 are summarized as follows:

	2021	2020

Income tax – current	$(6,237)	$(6,223)
Income tax – deferred	6,237	6223
	$-	$-

The Company has deferred tax assets (liabilities) at June 30, 2021 and December 31, 2020 as follows:

	2021	2020

Net operating loss carryforwards	$4,355,000	$4,355,000
Valuation allowance	(4,355,000)	(4,355,000)
	$-	$-

Note 3 – Capital Stock

The Company did not issue any shares of capital stock during the three months ended June 30, 2021.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2021	2020

Current Assets	$-	$-
Current Liabilities	67,148	19,634
Working Capital (Deficit)	$(67,148)	$(19,634)

Cash Flows

	June 30,	June 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months and six ended June 30, 2021 and $0 for the three months and six months ended June 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2021 were $7,913.00 compared with $500.00 for the three months ended June 30, 2020.  Operating expenses for the three months ended March 31, 2021 consisted of general and administrative expenses of $7,913.00 compared to $500.00 for the three months ended June 30, 2019.

Operating expenses for the six months ended June 30, 2021 were $8,914.00 compared with $29,634.00 for the six months ended June 30, 2020.  Operating expenses for the six months ended June 30, 2021 consisted of general and administrative expenses of $8,914.00 compared to $29,634.00 for the six months ended June 30, 2020.

During the three months ended June 30, 2021, the Company recorded a net loss of ($7,913.00) compared with net loss of ($500.00) for the three months ended June 30, 2020.

During the six months ended June 30, 2021, the Company recorded a net loss of ($8,914.00) compared with net loss of ($29,634.00) for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company's cash balance was $0 compared to cash balance of $0 at June 30, 2020. As of June 30, 2021, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2020.

As of June 30, 2021, the Company had total liabilities of $67,148.00 compared with total liabilities of $58,234 as of yearend December 31, 2020.  Liabilities for the six months ended June 30, 2021 consisted of accounts payable of $26,361.00 compared to $26,361 for the yearend December 31, 2020; and accounts payable – related of $40,787.00 compared to $31,873 for the yearend December 31, 2020.

Cashflow from Operating Activities

During the six months ended June 30, 2021 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2020.

Cashflow from Financing Activities

During the six months ended June 30, 2021 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2020.

Subsequent Developments

Noner.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

/Not Applicable

ITEM 5.	OTHER INFORMATION

On September 27, 2019, the District Court for Clark County, Nevada Case No. A-19-799485-C, Dept No. XIV grated the Motion to appoint a Custodian of the Company to Investment Reserve Series Chun Can Capital Group LLC, (hereinafter "Investment Reserve") because as of that date, the Company's management had failed to file required reports with the Secretary of State and failed to hold an annual meeting of stockholders all in violation of N.R.S. 78. As Custodian, Investment Reserve was granted the authorization to take any action on behalf of the Company pursuant to NRS 78-347 that was reasonable, prudent or for the benefit of the Company and in fact took such actions as were appropriate and required. After completing its duties, and successfully reinstating the Company in good standing in the State of Nevada, Investment Reserve was grated an Order of Final Discharge and Enter of Final Notice on October 7, 2020.

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

Dated: September 24, 2021	Chun Can Capital Group

By: /s/Zoliwe Macanda Simbodyal
Zoliwe Macanda Simbodyal, Chief Executive Officer

Dated: September 24, 2021	Chun Can Capital Group
By: /s/Clara I. Gomez
Clara I. Gomez, Chief Financial Officer